Form 10-Q
period 2012-09-30
SECURE IT CORP
filed 2012-11-06
CIK 1542335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________, to ____________.

Commission file number:  333-180230

SECURE IT CORP.
(Exact name of Registrant as specified in its charter)

Delaware	990373017
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

548 Market St. # 59722 San Francisco, CA 94104-5401 Phone: 866-766-4202 Fax: 866-897-2396
(Address of principal executive offices) (zip code)

Telephone: 866-766-4202

Fax: 866-897-2396
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 6, 2012, there were 2,531,200 shares of the Registrant's common stock issued and outstanding.

SECURE IT CORP.
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS (unaudited)
for the nine month period ended SEPTEMBER 30, 2012

CONTENTS:

Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	F-1

Statements of Operations for the Three and Nine Month Periods Ended September 30, 2012 and 2011, and Cumulative from Inception (unaudited)	F-2

Statement of Stockholders’ Equity for the Period of September 14, 2011 (date of inception) to September 30, 2012 (unaudited)	F-3

Statements of Cash Flows for the Nine Month Period Ended September 30, 2012 and for the Period from September 14, 2011 (date of inception) to September 30, 2012 (unaudited)	F-4

Notes to the Unaudited Financial Statements	F-5

SECURE IT CORP.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	50,255	-
Accounts receivable	-	22,000

TOTAL ASSETS	50,255	22,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	5,454	50

Total Liabilities	5,454	50

Stockholders’ Equity
Common stock, $0.0001 par value per share, 100,000,000 shares authorized; 2,531,200 shares issued and outstanding at September 30, 2012 and 2,200,000 at December 31, 2011	253	220
Additional paid-in capital	71,427	21,780
Deficit accumulated during development stage	(26,879)	(50)

Total Stockholders’ Equity	44,801	21,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	50,255	22,000

The accompanying notes are an integral part of these financial statements.

SECURE IT CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period ended September 30,	For the nine month period ended September 30,	For September 14, 2011 (Inception) to September 30,
	2012	2012	2012
	$	$	$
	(unaudited)	(unaudited)	(unaudited)

Revenue	-	-	-

Operating expenses
General and administrative:-
Consulting	(2,500)	(2,500)	(2,500)
Filing fees	(1,171)	(4,567)	(4,567)
Professional fees	(7,300)	(19,254)	(19,254)
Other costs	(65)	(508)	(558)

Total operating expenses	(11,036)	(26,829)	(26,879)

Net loss	(11,036)	(26,829)	(26,879)

Loss per common share – basic and diluted
Net loss per share attributable to Secure IT Corp common stockholders	-	(0.01)

Weighted-average number of common shares outstanding	2,275,600	2,225,384

The accompanying notes are an integral part of these financial statements.

SECURE IT CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period of SEPTEMBER 14, 2011 (INCEPTION) to SEPTEMBER 30, 2012
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
	$	$	$	$	$

Inception (September 14, 2011)	-	-	-	-	-

Common stock issued for cash at $0.01 per share	2,200,000	220	21,780	-	22,000

Loss for the period	-	-	-	(50)	(50)

Balance at December 31, 2011	2,200,000	220	21,780	(50)	21,950

Common stock issued for cash at $0.15 per share	331,200	33	49,647	-	49,680

Loss for the period	-	-	-	(26,829)	(26,829)

Balance at September 30, 2012	2,531,200	253	71,427	(26,879)	44,801

The accompanying notes are an integral part of these financial statements.

SECURE IT CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine month period ended September 30,	From September 14, 2011 (Inception) to September 30,
	2012	2012
	$	$
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	(26,829)	(26,879)

Changes in operating assets and liabilities:
Accounts receivable	22,000	-
Accounts payable	5,454	5,454
Accrued expenses	(50)	-
Net cash provided/(used) in operating activities	575	(21,425)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	49,680	71,680
Net cash provided by financing activities	49,680	71,680

Increase in cash and cash equivalents	50,255	50,255

Cash and cash equivalents at beginning of the period	-	-

Cash and cash equivalents at end of the period	50,255	50,255

The accompanying notes are an integral part of these financial statements.

SECURE IT CORP. (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the nine month period ended SEPTEMBER 30, 2012

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization
Secure IT Corp. (the “Company”) is a Delaware corporation. The Company is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and Reporting by Development Stage Enterprises”. The Company’s main business is providing unique car part accessories to garages and vehicle accessories shops through its online store.

At September 30, 2012, the Company is considered to be in the development stage as its primary activities, since incorporation, have been business development, business and financial planning and raising capital.

Unaudited Interim Financial Statements
The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no business operations and minimal stockholders’ equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Additionally, our audited financial statements since inception have contained a "going concern" reference by our independent registered public accounting firm, expressing substantial doubt about our ability to continue as a going concern.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Accounts receivable
Account receivables are stated at the amount that management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered as bad debt recoveries. As of September 30, 2012, the Company has experienced no bad debt write offs from operations.

Earnings per Share
The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2012, the Company had no potentially dilutive shares.

Income Taxes
Income taxes are accounted for in accordance with ASC Topic 740, “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

2. Common Stock

On September 30, 2011, the Company issued 2,200,000 shares of restricted common stock to the directors of the Company at a price of $0.01 per share, for $22,000.

On September 10, 2012, the Company issued 331,200 free trading shares of common stock at $0.15 per share to a total of 46 stockholders for consideration of $49,680.

3. Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2012 and December 31, 2011 was as follows (assuming a 15% effective tax rate):

	September 30, 2012	December 31, 2011
	$	$

Current Tax Provision:
Federal-
Taxable income	-	-
Total current tax provision	-	-

Deferred Tax Provision:
Federal-
Loss carry forwards	4,024	7
Change in valuation allowance	(4,024)	(7)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of September 30, 2012 and December 31, 2011 as follows:

	September 30, 2012	December 31, 2011
	$	$

Loss carryforwards	4,031	7
Less – valuation allowance	(4,031)	(7)

Total net deferred tax assets	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended September 30, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

As of September 30, 2012, the Company had approximately $26,879 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

4. Related Party Loans and Transactions

On September 30, 2011, the Company issued 2,200,000 shares of common stock to the directors of the Company at a price of $0.01 per share, for total consideration of $22,000.

The Company's director provides rent-free office space to the Company.

5. Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact to its financial statements.

6. Subsequent Events

The Company has evaluated subsequent events from balance sheet date through the date of this report and has determined that there were no subsequent events to recognize or disclose in these interim financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as effective from August 15, 2012.

Plan of Operation

Over the 12 month period from the completion of our offering, if we have raised enough funds, we intend to commence the selling of high end vinyl car wraps though the internet to garages and car accessories shops on-line. Eventually we would like to sell to the retail consumers; specifically car wraps to be customized for different cars and models. Within 90 days of from the completion of our offering, the Company intends to begin its hiring of website developers. Primarily Secure IT will develop a design outline specification list for features of the website and backend database.  We intend to post this on sites like www.odesk.com or others similar on-line help wanted type sites and solicit bids for the development of the website. (www.odesk.com is a service we may use to find web designers and web programmers).   We intend to solicit bids from qualified personnel for the development of the website.   Although we do not know whether the website developer we will ultimately select will offer the back end database as well as the front end html design, we believe our cost will be $5,000 for the full completion of the web site and database.  The hosting will be another $500.

We do not know whether the website developer we ultimately select will also offer front end graphic design services or if we will choose to use the same firm to develop both aspects of the site.  These aspects require different types of expertise.  We may need to hire a separate graphics design firm to complete the look and feel of the website.

In our second year, we would like to sell car wraps directly to retail consumers; specifically car wraps to that will be customized for different cars and models. Although we do not have the ability to supply these products at this point in time, we do intend to have different car models available for searching in our database, in which a visitor to our web site can view his car model in different colored wraps.   We intend for this to be part of the website developer’s job.

If possible, we intend to have the back end database completed first, before the user interface or front end of the website so that we can begin the process of entering data from  various Internet websites on the different car models as soon as possible which we estimate at a cost of $3,000.

We have budgeted a minimum of $5,500 to market our web site, which we will do using a online marketing company/ sole proprietor.  We intend to have SEO as part of our web site so that when people are searching online for cars, car colors, matt color, car wraps, auto detailing etc our web site will come up on the first page of the search web site.   The marketing company will be responsible for this.  In addition, we may find it beneficial to have a blog as part of our web site, which will further increase our web sites chances to be located higher on Google.

During the course of the website’s development we will also ensure optimization of the site for registration in the search engines.  We may also use the services of a third party organization to work with the developers and designers on this.

Based on our initial research, we expect development of the entire site to take between 4 – 6 months.  During the development of the website, we will identify websites where we can post bids for and hire data entry and editorial staff to populate our website with content.  Assuming we will be able to do a certain amount of the data entry concurrent with the website development, we expect it will take between 6-8 months to launch a functioning version of our website.

We will spend the remainder of the 12 months focused on engaging several manufactures of vinyl car wraps and marketing our website with large garages. We will register our website in a large number of search engines, potentially using a third party service for efficiency.

Between the 8 and 12 month period following this offering, we will also register for a Google AdSense account to begin generating advertising revenue. If we are unable to complete any phase of our systems development or marketing efforts because we don’t have enough money, we will cease our development and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our workbook development plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Based on our initial research, we expect development of the entire site to take between 4 – 6 months. During the development of the website, we will identify websites where we can post bids for and hire data entry and editorial staff to populate our website with content.  Assuming we will be able to do a certain amount of the data entry concurrent with the website development, we expect it will take between 6-8 months to launch a functioning version of our website.

We will spend the remainder of the 12 months focused on engaging several manufactures of vinyl car wraps and marketing our website with large garages. We will register our website in a large number of search engines, potentially using a third party service for efficiency.

Results of Operations

We had no revenue from September 14, 2011 (inception) through December 31, 2011, total expenses from inception through December 31, 2011 were $50, resulting in a net loss of $50.  For the three months ended September 30, 2012 we had total expenses of $11,036 and a net loss in that period of $11,036 largely from professional fees associated with our offering.  For the nine month period ending September 30, 2012 we had total expenses of $26,829 resulting in a net loss of $26,829 mostly attributable to professional and filing fees related to our offering and for consulting fees related to our business.

Capital Resources and Liquidity

On September 30, 2011,  the Company sold 2,200,000 shares of stock to its Directors at $0.01 per share for a total of $22,000.   On September 10, 2012, the Company issued 331,200 free trading shares of common stock at $0.15 per share to a total of 46 stockholders for consideration of $49,680.

As of September 30, 2012 we had cash on hand of $50,255 and current liabilities of $5,454.    As of December 31, 2011 we had cash on hand of $22,000 and current liabilities of $50.

During the nine months ended September 30, 2012, cash provided by operating activities amounted to $575.

Our auditors have issued an unqualified opinion with an explanatory note regarding “going concern”, meaning that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. Due to the fact that we do not currently have any salaried employees, we believe that 25% of the amount of the offering will likely allow us to operate our business for at least one year by implementing a working website and commencing an advertising program.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

We went public on August 15, 2012 and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization. These obligations will reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

We do not have any current plans to raise funds through the sale of securities except as set in the Registration Statement.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Secure IT Corp because the shares may be issued to parties or entities committed to supporting existing management. We may offer shares of our common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities at September  30, 2012.

As of the date of this 10Q, the current funds available to the Company are not expected to be sufficient to continue maintaining a reporting status past 12 months. The Company’s officers and directors Ofir Ben Arzi and Biyamin Broadman indicate that they may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ofir Ben Arzi.

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Ofir Ben Arzi.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE IT CORP.

Dated: November 6, 2012	By:	/s/ OfirBen Arzi
President, Chief Executive Officer, Chief Financial Officer
and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
November 6, 2012