Form 10-K
period 2012-12-31
SECURE IT CORP
filed 2013-01-28
CIK 1542335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31,  2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number 333-180230

SECURE IT CORP.
(Exact name of Registrant as specified in its charter)

Delaware	990373017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

548 Market St. # 59722 San Francisco, CA	94104-5401
(Address of principal executive offices)	(Zip Code)

+ 866-766-4202
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $49,680 based upon the price of our common stock as sold by us pursuant to our registration statement on Form S-1, which was $0.15 per share. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of then outstanding common stock amounting to 2,200,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 28, 2013, there were 2,531,200 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to our ability to continue to fund research and development costs;
•	risks related to conducting business internationally due to our operations in Israel;
•	risks related to our ability to successfully develop our technology into commercial products,
•	risks related to our ability to successfully prosecute and protect our intellectual property;
•	risks related to tax assessments; and
•	other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "Secure IT," and “Issuer” mean Secure IT Corp. unless the context clearly requires otherwise.

PART I

ITEM 1.   BUSINESS

Business Development

We were incorporated in the state of Delaware on September 14, 2011 and our principal business address is 548 Market St. # 59722, San Francisco, CA 94104-5401. Our telephone number is (866) 766-4202 and our fax number is (866) 897-2396. Our United States and registered statutory office is located at 548 Market St. # 59722, San Francisco, CA 94104-5401, telephone number (866) 766-4202. We have established a fiscal year end of December 31. The objective of this corporation is to sell high end vinyl car wraps though the internet to garages and car accessories shops on-line. Eventually we would like to sell to the retail consumer, specific car wraps for customized to different cars and models. We believe that we will offer a cheap solution for car wrapping, as we intend to specifically package our kits specifically to small, medium and large cars – by car size not by the foot as other as others may offer. This we believe is a differentiating feature and a unique marketing tool. Moreover, vehicle owners will be able to virtually design and create a wrap to suit individual needs on our web site. Our initial market is Israel.

The Product: Vinyl Car Wrap

A car wrap is a vinyl material which is wrapped over the painted areas of a vehicle. The material itself is priced between $300-800 per vehicle. It is fast and easy to install. We believe that a car wrap provides your car a brand new look in almost any color, we expect that it will protect the car from:

·	day to day damage of the paintwork finish of your car
·	stone chips and minor abrasions
·	helps maintain the residual value of your vehicle

The car wrap is best installed by a professional and can be completed in 3-5 hours for an entire car. But a do-it yourselfer can do it as well, by following the Company’s instruction manual which we will supply both in print and in downloadable visual format.

According to the manufacturers instruction manuals (to be provided to our customers), vehicle wrapping vinyl can be removed without injury to the car when directions are properly followed. If a customer wants to sell his or her vehicle it can simply restored to its original color without losing the original look or value. One of the reasons people have their vehicles wrapped is because they want to keep their car but desire a different color and wrapping is an easier way to do it than paint.

The cost of removal would be either the cost of taking it to a professional car wrapping center or if someone were to do it themselves, the cost would be under $100. This would include the purchase of a heat gun which can be found readily on the internet and in home improvement stores and a citrus based cleaner.  Just as with any form of autocare and maintenance there is a danger in doing it yourself if you do not do it properly.

According to the instruction manuals of 3M and Avery Graphics, a car wrap when applied and removed correctly, will not damage the car's paint. Those instruction materials will be provided to our customers. Indeed, a car wrap protects a vehicle from sun damage (important in hot weather climates), chemicals used in de-icing the roads (in cold weather climates). It is, after all, a cover up on the paint — or coating over it. However, if the wrap is improperly applied or removed, it, may damage the paint – (which can be an incentive to use a garage which is trained in installation and removal).

Manufacturers of car wrap material

There are numerous companies producing these types of vinyl wraps and at present, we intend to sell only car wraps which are manufactured by 3M and Avery Graphics. For example, 3M series 1080 wrap film are intended for long term use and are removable dual cast films designed for solid color vehicle detailing, decorating, and full wraps without graphic protections. The films pressure activated adhesive allows it to slide and be repositioned until firm pressure is applied. The non-visible air release channels assure fast, easy and virtually bubble-free installations. These vinyl films (min 3.5mil) are 1524mm wide only, allowing almost any section of a vehicle to be wrapped without seams. Avery Graphics offers a similar wrap of equal quality, colors and design. Both 3M and Avery Graphics claim that the wraps can last as long as five years (and both Avery and 3M provide reasonable warranties which would be provided to the customer). The warranties for each company are slightly different and each provide various levels of warranty which depend on a variety of factors including the intricacies of the wrap design, material, and level or warranty desired. We note, however, that at this time we have no contractual arrangements for either 3m or Avery Graphics to provide us with wraps on a wholesale or retail basis.

Market Opportunity

We believe that most garages engaged in vehicle repair and servicing or an auto related store are candidates for purchasing our intended car wraps – as our products will be additional add-on sales for them. This will include both independently owned garages as well as automotive franchises which are generally also considered small businesses. The company recognizes that not every garage can or will want to add services to its offerings, we believe that because car wrapping will not require a large upfront investment by the garage owner it represents a win-win proposition for the garage owner and Secure It.

While the installation and removal of car wraps may require some training, it is not expected to be any more onerous than the training required to provide basic oil change services. (Both can be done by the vehicle owner but both are better done by a professional).

For example, some of the types of franchises and garages owners that could be interested in adding car wrapping to the services the offer are listed below.

·	Transmission franchises
·	Body repair franchises
·	Windshield repair & auto glass franchises
·	Automotive general repair franchises
·	Car wash franchises
·	Oil change franchises
·	Brake repair franchises
·	Appearance franchises including bumper repair, paint chip repair and dent removal franchises
·	Tire franchises
·	Tune-up franchises
·	Vinyl & upholstery repair franchises
·	Interior auto maintenance & reconditioning franchises
·	Automotive electronics franchises
·	Auto detailing franchises
·	Motor vehicle parts and accessories franchises

Target Customer

Our initial target market will be individuals, small business operators and family businesses in Israel.

In Israel, (as in the United States) the car body shop (“garage”) industry is characterized by a high number of non-employer firms. Management believes that these firms tend to be sole operators and small family businesses.

The anticipated sale price wrap for a mid-sized vehicle is: $1200. We will offer our car wraps to retail customers once we have put together a database of all the automobile required wrapping sizes. We expected to offer our car wraps to retail customers in the fourth quarter 2012, however were unable to reach this milestone.

We intend to enter into the market with what we believe to be an information rich website that will allow users to review the features, benefits and costs of a large number of vinyl car wraps. The Company has reserved the URL www.sec-it.org Plans for the website include search features allowing users to view different designs or ability to create a personal design of the car wrap. These individually designed wraps will still be ordered from 3M, Avery Graphics or other manufacturers.

We are currently internally designing our web site, designing our corporate logo and negotiating with professional web designers to transformer our ideas for the web site into practical reality. We have purposely not launched any web site at this point and have not put a "coming soon" on our site as management believes its preferable to be ready with our entire marketing plan and only advertise and launch when the web site is ready to be operational. Assuming that we raise the required capital pursuant to this offering, we will continue our web design and copy writing phase. We anticipate that we will require at least $4000 to make our web site minimally operational. After the web design and writing phases are complete we will hire an html programming company and hope to launch the site in the fourth quarter of 2012.

We also intend to offer discussion forums where users of our website can exchange feedback, tips, and ideas of how to design new car wraps for each specific car model. In order to be able to participate in our discussion forums, we intend to require users to register with us and provide, at a minimum, their type of car and e-mail address. We may also offer incentives, to encourage users to provide us with more detailed personal information like their income range, computer and mobile usage habits and preferences for various features of car wrapping services. We may offer users the option to opt into promotional e-mails which we would then be able to send on a targeted basis on behalf of advertisers in order to increase our revenue opportunities. We could make these available to a wide range of car accessory service providers, beyond our market.

We intend to generate revenue primarily through sale of our products. Initially, we intend to generate our revenue through designing and selling vinyl car wraps. The scope of the first version of our website will primarily be determined by the success of our car wrapping products and this offering. Management expects to have to invest in ongoing development, maintenance and expansion of the Company’s website in order to remain competitive but initial revenues will be driven by the success of products. The scope of the ongoing development of the website will be determined by the revenue generated and potentially by future financing opportunities. The Company has not yet implemented its business model and to date has generated no revenues.

Secure IT has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change.

Management believes that as the car wrapping market becomes increasingly competitive, automobile garages will make use of more sophisticated car wraps, which could likely include online design services for car wraps like ours. We might also develop a regular newsletter which we will send to users who register with our site informing them of the latest news from the social networking scene and any specials or discounts being offered by sites which we review.

As our user base, expertise and knowledge of the industry grows, we may chose to expand our services by creating our own social networking provider business to allow our customers to conduct point to point meetings with their potential market. While no formal plans, timeline or budget for such a project currently exist, management expects that such an endeavor would require additional financing.

Competitive Advantages

There are currently a large number of websites providing various combinations of information, reviews and lists of automotive services and accessories. For the most part, most of these companies require the customer to visit the company’s location in order to have their car wrapped. Secure-it competitive advantage is that we are selling car kits for home users, meaning anyone can order a car kit from us, and apply it at their location, with no need to travel. Our kits will arrive via a courier service, such as Fed-Ex or UPS with a full instruction manual. Secure-It has no current sales agreement, re-seller agreement or other agreement with any car wrap manufacturer, but will negotiate with known manufacturers after conclusions of this offering. The Company anticipates that any wrap it sells will come with the manufacturers guarantee. While management currently has limited financial resources and limited experience in the vehicle wrapping business, as the market continues to mature, management believes that competitive advantages for our site and our will include:

·	the number of potential car wrapping services and benefits on which we provide information

·	The service we offer by being able “virtually” design a personalize car wrap

·	Providing wrapping by the car size rather than simply by the square foot

·	our ability to keep that information current

·	ease of searching and comparing providers

·	the ability to self design your own vehicle wrap

·	the interactive nature of our site provided by discussion forums

·	the proactive sending of information to users who register with our website to encourage repeat visits to our site

·	our plans for aggressive marketing

·	selling kits which will enable consumers to do everything by themselves

We intend to use Facebook as well as to start writing our own blogs about the benefits of wrapping your car. We believe that there are many car owners who would be interested in not only finding out how to change the color of their car without a permanent paint, but also those that would like to find out the benefit of protecting their vehicle color by using a car wrap.

Marketing

Our ability to generate advertising and referral revenue will be due in large part to our ability to get traffic to our website. A key aspect of generating traffic is a website’s ranking in the major search engines, particularly Google. Much of our initial marketing efforts will focus on getting our website ranked as highly as possible in the major search engines. This will include various search engine optimization (SEO) techniques such as the use of meta tags throughout our website, internal linking to optimize the ability of search engines to ‘spider’ our website and soliciting back links, whereby other websites link to ours.

We may also engage the services of an SEO company to help build our ranking in the search engines. Many such companies exist and offer various services to help a websites’ search engine ranking. Specific allocation of marketing funds will occur based on the success of this offering. We plan to use SEO wording in our web site, thereby allowing for our web site to come up on Google when people search for car paint, protect your car, automobile style etc. we anticipate the SEO company will charge us a one off $1,500 after which we will do the updating of the SEO words ourselves by using Google Analytics.

While use of a SEO is a key component of our marketing strategy and the more funds raised through this offering the more we will be able to appropriately utilize the SEO the use of a SEO is not a guarantee of successfully being able to drive traffic to our web site.

Some search engines determine ranking in part by the amount of relevant content a website has in relation to the associated search term. We intend to launch our site with reviews and information on a large number of social networking themes. We intend to continue to increase the content on our site, both my information we input and by user reviews, feedback and related discussions in the forums we plan to offer.

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark protection, patent and/or copyright protection in the applicable jurisdictions. Currently, we have no intellectual property for which to apply for trademark, patent and/or copyright protection. We believe that as the Company develops it may create designs or web content for which intellectual property protection can be sought.

If appropriate, we intend to aggressively assert our rights trademark and copyright laws to protect our intellectual property, including product technology, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. We are subject to the laws and regulations of those jurisdictions in which we plan to conduct our social networking meetings and sell advertising, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Employees and Employment Agreements

As the date of this Annual Report, Secure IT has no permanent staff other than our President, Ofir Ben Arzi and our Secretary Binyamin Brodman who are employed elsewhere and have the flexibility to work on Secure IT up to 20 hours per week. They are both prepared to devote more time to our operations as may be required and as our finances permit.

Currently, we have not entered into an employment agreement with our officers. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Management does not plan to hire additional employees at this time. Depending on the success of this offering we plan to retain web development, data entry and editorial staff initially on a contract basis. Our two officers and two directors will be responsible for the initial operations management. Once the Company launches its social networking meetings and website, it may hire a full time website operations manager and an event planner.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

ITEM 1A.   RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related To Our Financial Condition

THERE IS SUBSTANTIAL DOUBT ABOUT SECURE IT’S ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditor’s report on our financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officers may be unwilling or unable to loan or advance additional capital to Secure IT, we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the implementation of our business plans. You may be investing in a Company that will not have the funds necessary to continue to deploy its business strategies. See “Audited Financial Statements - Auditors Report.”

As the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors.

WE ARE A DEVELOPMENT STAGE COMPANY. THE COMPANY ANTICIPATES OPERATING EXPENSES WILL INCREASE TO A MINIMUM OF $17,000 DURING THE FIRST 12 MONTHS PRIOR TO EARNING REVENUE, AND WE MAY NEVER ACHIEVE PROFITABILITY.

The Company anticipates increases in its operating expenses to a minimum of $17,000 to raise market awareness of its intended car wrapping services (and comply with SEC regulations) without realizing any revenues from its website or initial leads. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) administration and start-up costs, (ii) website development, (iii) advertising, (iv) legal and accounting fees at various stages of operation, (v) hiring subcontractors to populate the website with content and prepare marketing events; and (vi) cost of inventory.

In funding the design and development of the website, the Company will incur significant financial losses in the foreseeable future. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful. We cannot provide investors with any assurance that our website will attract users or clients for car wrapping services or products. The website will have to be developed and populated with content before we can generate any significant operating revenue or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business will fail, which will result in the loss of your entire investment.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never declared nor paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

SINCE OUR COMPANY’S DIRECTORS CURRENTLY OWN A MAJORITY OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT OUR DIRECTORS DECISIONS ARE CONTRARY TO THEIR INTERESTS.

The Company’s directors own a majority of the outstanding shares . As a result, they may be able to elect all of our directors and control the direction of the Company. The Company’s directors’ interests may differ from the interests of other stockholders. Factors that could cause their interests to differ from the interests of other stockholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time they are able to devote to the Company.

Exclusively, our directors will make all decisions regarding the management of the Company’s affairs and, therefore are shareholders are dependent upon the management abilities of the Company’s directors. Such discretionary powers include, but are not limited to, decisions regarding all aspects of business operations, corporate transactions and financing. Our directors will also be able to control the issuance of additional shares which may have dilutive effect on any investor. Accordingly, no person should purchase our shares unless that person is willing to entrust all aspects of management to the Company’s directors, or their successors. Potential purchasers of our shares must carefully evaluate the personal experience and business performance of the Company’s management.

WE ARE AN ‘EMERGING GROWTH CONMPANY” AND WE INTENED TO TAKE ADVANTAGE OF REDUCED DISCLOSURE AND GOVERNANCE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES, WHICH COULD RESULT IN OUR STOCK BEING LESS ATTRACTIVE TO INVESTORS.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years.

THE COMPANY’S ELECTION TO TAKE ADVANTAGE OF THE JOBS ACT’S EXTENDED ACCOUNTING TRANSITION PERIOD MAY NOT MAKE ITS FINANCIAL STATEMENTS EASILY COMPARABLE TO OTHER COMPANIES

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to take advantage of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected take advantage of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company’s financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used .

THE JOBS ACT WILL ALSO ALLOW THE COMPANY TO POSTPONE THE DATE BY WHICH IT MUST COMPLY WITH CERTAIN LAWS AND REGULATIONS INTENDED TO PROTECT INVESTORS AND REDUCE THE AMOUNT OF INFORMATION PROVIDED IN REPORTS FILED WITH THE SEC

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies. The Company meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

— be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting.
— be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;
— be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and
— be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements

The Company currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company,”.

AS LONG AS THE COMPANY QUALIFIES AS AN EMERGING GROWTH COMPANY, THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM WILL NOT BE REQUIRED TO ATTEST TO THE EFFECTIVENESS OF THE COMPANY’S INTERNAL CONTROL OVER FINANCIAL REPORTING.

Because the Company has elected to take advantage of the extended time periods for compliance with new or revised accounting standards provided for under Section 102(b) of the JOBS Act, among other things, this means that the Company’s independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company’s internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Risks Related to Investing in Our Company

THE COMPANY’S OFFICERS AND DIRECTORS HAVE OTHER OUTSIDE BUSINESS ACTIVITIES, AND MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF THEIR TIME TO THE COMPANY, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR BUSINESS FAILURE

Mr. Ofir Ben Arzi and Mr. Binyamin Broadman, have other business interests and currently devote approximately 20 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Mr. Ben Arzi or Mr. Broadman, which may result in periodic interruptions or suspensions of our business plan. If the demands of the Company’s business require greater business time of our Officers and Directors, they are prepared to adjust their time to devote more time to the Company’s business. However, they may not be able to devote sufficient time to the management of the Company’s business, which may result in periodic interruptions in implementing the Company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

HAVING ONLY TWO DIRECTORS LIMITS OUR ABILITY TO ESTABLISH EFFECTIVE INDEPENDENT CORPORATE GOVERNANCE PROCEDURES AND INCREASES THE CONTROL OF OUR OFFICERS .

We have only two Directors. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. Until we have a larger board of Directors that would include some independent members, if ever, there will be limited oversight of our officers decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

BECAUSE OUR MANAGEMENT IS INEXPERIENCED IN OPERATING SECURE IT’S BUSINESS (I.E. VEHICLE WRAPPING), OUR BUSINESS PLAN MAY FAIL.

Our management does not have any specific training in running an Internet based business or a vehicle wrapping business. With no direct training or experience in this area, our management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing our company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

OUR SENIOR MANAGEMENT HAS NEVER MANAGED A PUBLIC COMPANY.

The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. There can be no assurance that our senior management will be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. Further, this could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

OUR OFFICERS WILL CONTROL THEIR SALARYAND PERQUISITES WHICH MAY LIMIT NET INCOME AND LIMIT DISTRIUBUTIONS TO INVESTORS

Our officers will be able to control their salaries, benefits and perquisites. The size of their salaries and perquisites may limit the Companies net income and thus limit any potential distributions to Investors.

THE LOSS OF THE SERVICES OF OUR EXECUTIVE OFFICERS AND SENIOR MANAGEMENT WOULD DISRUPT OUR OPERATIONS AND INTERFERE WITH OUR ABILITY TO COMPETE.

We depend upon the continued contributions of our executive officers and senior management. They handle all of the responsibilities in the area of corporate administration, business development and research. We do not carry key person life insurance on any of their lives and the loss of services of any of these individuals could disrupt our operations and interfere with our ability to compete with others.

BECAUSE OUT OFFICERS AND DIRECTORS ARE LOCATED IN NON-UNITED STATES JURISDCITION, YOU MAY HAVE LIMITED EFFECTIVE RECOUIRSE AGAINST THE MANAGEMENT FOR MISCONDUCT AND MAY NOT BE ABLE TO ENFORCE JUDGMENTS AND CIVIL LIABILITIES AGINST OUR OFFICERS, DIRECTORS, EXPERTS AND AGENTS.

Since our Officers and Directors, Mr. Ben Arzi and Mr. Brodman reside in Israel, any attempt to enforce liabilities upon such individual under the U.S. securities and bankruptcy laws may be difficult.

In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

•	the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;
•	the judgment may no longer be appealed;
•
the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and;

•	the judgment is executory in the State in which it was given.

An Israeli court will not declare a foreign judgment enforceable if:

•	the judgment was obtained by fraud;
•	there is a finding of lack of due process;
•	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
•	the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or
•	the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

In general, an obligation imposed by the judgment of a United States court is enforceable according to the rules relating to the enforceability of judgments in Israel, and a United States court is considered competent to render judgments according to the laws of private international law in Israel.

Furthermore, Israeli courts may not adjudicate a claim based on a violation of U.S. securities laws if the court determines that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact, which can be a time-consuming and costly process.

Since our key Officers and Directors do not reside in the United States it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons, and, as a result, it may be difficult or impossible for you to enforce judgments rendered against us or the Officers or Directors in United States courts. Thus, investing in us may pose a greater risk because should any situation arise in the future in which you have a cause of action against these persons or us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons or us.

BECAUSE OUR ASSETS CONSIST OF CASH AND WE HAVE NO REVENUE, WE ARE CONSIDERED A “SHELL COMPANY” AND WILL BE SUBJECT TO MORE STRINGENT REPORTING REQUIREMENTS EVEN AFTER WE CEASE TO BE A SHELL COMPANY.

Under the Securities and Exchange Commission ("SEC") Rule 405 of the Securities Act and Exchange Act Rule 12b-2 a shell company is defined as one that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have no cash or any other tangible asset and, therefore, we may be defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

WE MAY NOT BE ABLE TO FIND SUITABLE CONTENT WRITERS AND WEBSITE DEVELOPERS AT AN ACCEPTABLE COST.

Secure IT will contract website developers and writers to create the www.sec-it.org website. Due to the current demand for skilled technological developers, we run the risk of not being able to find suitable personnel and an acceptable price. We would also need to ensure that the candidates are adequately qualified to develop a website that is user friendly, free of errors and seamless in design. Without these developers and writers we have no way of completing the website, which is the most important aspect of our business development.

WE WILL NEED TO ATTRACT A LARGE NUMBER OF USERS IN ORDER TO ACHIEVE PROFITABILITY.

We expect to generate the majority of our revenues through sale of car wrapping products and services. Our revenues are related, in large part, to the number of individual customers and garages who will use our service. In order to achieve profitability, we will need to attract customers who are will to use our services and our ability to attract others to visit our website. After using our website and reviewing the information it provides, users may choose other vehicle wrapping providers and not return to our site. In order to maximize revenue, we will need to consistently attract new users to our site. Failure to do so on a cost effective basis may harm our revenues.

THE KEY PRODCUT(S) OF THE COMPANY ARE ALL PRODUCTS MANUFACTURED BY A THIRD PARTY. OUR COMPETITORS WILL HAVE ACCESS TO THOSE PRODUCTS AND THERE IS CURRENTLY NO AGREEMENT BETWEEN THE COMPANY AND ANY MANUFACTURER.

The key products that the Company intends to sell – vehicle wraps – are all manufactured by third parties, the biggest of which are 3M Company and Avery Graphics. Any current or future competitor will also have access to those products. The Company does not have any agreements (exclusive or otherwise) with any third party manufacturer. A manufacturer could decide not to sell to the Company or a larger competitor could enter the proposed market and harm the Company’s ability to earn a profit. If that happens, investors could lose all their investment.

OUR COMPETITION, INCLUDING THE INTRODUCTION OF NEW PRODUCTS OR SERVICES BY OUR COMPETITORS, COULD HAVE AN EFFECT ON OUR SUSTAINABILITY.

We are unable to control the timing of announcements or introductions of new or enhanced services by our competitors. For example, many of our current and potential competitors have longer operating histories, may have significantly greater financial, technical, marketing and other resources and larger customer bases than us. Our competitors may develop services that are superior to, or have greater market acceptance than our services. As this industry is constantly changing, we would have to follow the trends of our competitors in order to stay current in the marketplace. Depending on the timing of the changes, we may not have the capital available to make the improvements, and may lose a customer base due to our lack of offerings. The loss of too many customers will result in a loss of revenues and could ultimately lead to the end of operations.

IF WE DO NOT GENERATE ENOUGH REVENUE THEN WE MAY FAIL TO ACHIEVE PROFITABILITY. CONSEQUENTLY, INVESTORS COULD LOSE THEIR ENTIRE INVESTMENT.

We have not yet begun the initial stages of selling our products and services. Therefore, we lack the means to evaluate whether we will be able to meet our sales objectives. Based upon current plans, we expect to incur operating losses in future periods due to the expenses associated with developing and marketing our website. As detailed in the above risk factors, we will incur these loses before the Company generates revenues.

As of the date of this prospectus, we have not earned any revenue. Failure to generate revenue will cause us to go out of business and will result in the complete loss of your investment.

ANY INTELLECTUAL PROPERTY RIGHTS WE DEVELOP WILL BE VALUABLE AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR PRODUCTS, SERVICES AND BRAND.

Any trademarks, trade secrets, copyrights and other intellectual property rights that we develop will be important assets to us. There can be no assurance that the protections provided by these intellectual property rights will be adequate to prevent our competitors from misappropriating our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. There are events that are outside our control that could pose a threat to our intellectual property rights. Additionally, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS CLAIMS IN THE FUTURE, WHICH MAY BE COSTLY TO DEFEND, COULD REQUIRE THE PAYMENT OF DAMAGES AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

Companies in the Internet, technology and automobile industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims increases. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these members.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

OUR TECHNICAL SYSTEMS ARE VULNERABLE TO INTERRUPTION AND DAMAGE THAT MAY BE COSTLY AND TIME-CONSUMING TO RESOLVE AND MAY HARM OUR BUSINESS AND REPUTATION.

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations will be vulnerable to damage or interruption from fire, floods, network failure, hardware failure, software failure, power loss, telecommunication failures, break-ins, terrorism, war or sabotage, computer viruses, denial of service attacks, penetration of our network by unauthorized computer users and “hackers” and other similar events, and other unanticipated problems.

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We may also not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our consumers. In addition, if anyone can circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Our insurance, if any, may not be adequate to compensate us for all the losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our online advertisers and our customers, and our revenue may decline and our business could suffer.

WE WILL RELY ON AN OUTSIDE FIRM TO HOST OUR SERVERS, AND A FAILURE OF SERVICE BY THESE PROVIDERS COULD ADVERSELY AFFECT OUR BUSINESS AND REPUTATION.

We will rely upon a third party provider to host our main server. In the event these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer server ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. We also expect to rely on a third party provider, Google Adsense to market the company’s website.

Google AdSense is a program run by Google Inc. that allows publishers in the Google Network of content sites to serve automatic text, image, video, and rich media adverts that are targeted to site content and audience. These adverts are administered, sorted, and maintained by Google, and they can generate revenue on either a per-click or per-impression basis. Google Adsense will be used for the company’s marketing campaign in order to get interested visitors to come to the site. A failure or limitation of service or available capacity by any of these third party providers, such as Google Adsense could adversely affect our business and reputation.

Risks Related to Investing in Our Industry

TECHNOLOGICAL INNOVATIONS CHANGE VERY QUICKLY AND OUR WEBSITE MAY BECOME OBSOLETE IF WE ARE UNABLE TO UPDATE OUR WEBSITE TO KEEP UP WITH TECHNOLOGY.

New innovations may result in our website becoming obsolete very quickly. Developers, content writers and data entry staff would be needed to be on contract at all times to ensure that the website is kept up to date with the latest information, trends in the industry, and in the technology powering the website. This could be very costly and if upgrades are required more often than initially anticipated, we may not have the finances available to continue operations.

ITEM 2.   PROPERTIES

Our Principal Executive Offices

We do not own any real property. We currently maintain our mailing address at 548 Market St. # 59722, San Francisco, CA 94104-5401. Our officers currently work from their homes and we are not charged. The mailing address is a private address and is provided at no cost to the Company. This is not shared with any other corporations and does not have sufficient space for any employees. This address will be sufficient until we commence full operations. We do not have any present plans for obtaining new office space, other than the studio when we commence full operations.

ITEM 3.   LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficially of more than 5 percent of our voting securities or security holders is an adverse party or has a material interest adverse to our interest.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Market for our common stock

There is currently no market for our shares. We cannot give you any assurance that the shares will ever have a market or that if a market for our shares ever develops, that you will be able to sell your shares. In addition, even if a public market for our shares develops, there is no assurance that a secondary public market will be sustained.

The shares are quoted on the OTC Bulletin Board under the symbol OTC BB “SRIT”, but no active trading market has developed and we cannot assure you that an active trading market will ever develop.

Record Holders

As of January 28, 2013, we had outstanding 2,531,200 shares of common stock, which were held by 46 non-affiliated stockholders of record and 2 affiliated stockholders of records.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.  Our current policy is to retain any earnings in order to finance our operations.  Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the fiscal year ended December 31, 2012, except as included in our Registration Statement that went effective on August 15, 2012, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2012, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

During the twelve (12)  month period from the registration we intend to commence the selling of high end vinyl car wraps though the internet to garages and car accessories shops on-line. Eventually we would like to sell to the retail consumers; specifically car wraps to be customized for different cars and models.  We have begun the interview process to hire of website developers. Primarily Secure IT will develop a design outline specification list for features of the website and backend database. We intend to post this on sites like www.odesk.com or others similar on-line help wanted type sites and solicit bids for the development of the website. (www.odesk.com is a service we may use to find web designers and web programmers). We are soliciting bids from qualified personnel for the development of the website. Although we do not know whether the website developer we will ultimately select will offer the back end database as well as the front end html design, we believe our cost will be $5,000 for the full completion of the web site and database. The hosting will be another $500.

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

Results of Operations

We had no revenue from September 14, 2011 (inception) through December 31, 2011, total expenses from inception through December 31, 2011 were $50, resulting in a net loss of $50. For the twelve month period ended December 31, 2012 we had total expenses of $55,093 and a net loss in that period of $55,093 largely from professional fees.

Capital Resources and Liquidity

On December 30, 2011, the Company sold 2,200,000 shares of stock to its Directors at $0.01 per share for a total of $22,000. On September 10, 2012, the Company issued 331,200 free trading shares of common stock at $0.15 per share to a total of 46 stockholders for consideration of $49,680.

As of December 31, 2012 we had cash on hand of $32,311 and current liabilities of $15,774. As of December 31, 2011 we had cash on hand of $22,000 and current liabilities of $50.

During the twelve months ended December 31, 2012, cash provided by operating activities amounted to $(17,369).

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

We do not have any current plans to raise funds through the sale of securities except as set in the Registration Statement. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Secure IT Corp because the shares may be issued to parties or entities committed to supporting existing management. We may offer shares of our common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities at December 31, 2012.

As of the date of this 10-K, the current funds available to the Company are not expected to be sufficient to continue maintaining a reporting status past 12 months. The Company’s officers and directors Ofir Ben Arzi and Biyamin Broadman indicate that they may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECURE IT CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

SECURE IT CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS
DECEMBER 31, 2012

CONTENTS:

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2012 and 2011	F-3

Statements of Operations for the year ended December 31, 2012 and the 4 month period ended December 31, 2011 and from the period of inception (September 14, 2011) through December 31, 2012	F-4

Statement of Stockholders’ Equity from inception (September 14, 2011) through December 31, 2012	F-5

Statements of Cash Flows for year ended December 31, 2012 and for the 4 month period ended December 31, 2011 and from inception (September 14, 2011) through December 31, 2012	F-6

Notes to the Financial Statements	F-7

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Secure IT Corp. (A Development Stage Company)

We have audited the accompanying balance sheets of Secure IT Corp. (a development stage company) (“the Company”) as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended and from the period of inception (September 14, 2011) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secure IT Corp. (A Development Stage Company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the periods ended December 31, 2012 and 2011, and from inception (September 14, 2011) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 1 to the financial statements for further information regarding this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)
www. wcpa.co.il
Jerusalem, Israel
January 20, 2013

SECURE IT CORP.
(A Development Stage Company)
BALANCE SHEET

	December 31 2012	December 31 2011
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	32,311	-
Accounts receivable	-	22,000

TOTAL ASSETS	32,311	22,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	15,774	50

Total Liabilities	15,774	50

Stockholders’ Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,531,200 shares issued and outstanding at December 31, 2012 and 2,200,000 at December 31, 2011	253	220
Additional paid-in capital	71,427	21,780
Accumulated deficit during development stage	(55,143)	(50)

Total Stockholders’ Equity	16,537	21,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	32,311	22,000

The accompanying notes are an integral part of these financial statements.

SECURE IT CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the year ended December 31, 2012	For the 4 month period ended December 31, 2011	Inception (September 14, 2011) through December 31, 2012
	$	$	$

Revenue	-	-	-

Operating expenses:
General and administrative:-
Consulting	(11,000)	-	(11,000)
Filing fees	(5,538)	-	(5,538)
Professional fees	(37,964)	-	(37,964)
Other	(591)	(50)	(641)

Total operating expenses	(55,093)	(50)	(55,143)

Net loss	(55,093)	(50)	(55,143)

Loss per share - basic and diluted:

Loss per share of common stock	-	-

Weighted average number of common shares outstanding	2,302,256	1,874,074

The accompanying notes are an integral part of these financial statements.

SECURE IT CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period of SEPTEMBER 14, 2011 (INCEPTION) to DECEMBER 31, 2012

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
		$	$	$	$

Inception (September 14, 2011)	-	-	-	-	-

Common stock issued at $0.01 each	2,200,000	220	21,780	-	22,000

Loss for the period	-	-	-	(50)	(50)

Balance at December 31, 2011	2,200,000	220	21,780	(50)	21,950

Common stock issued at $0.15 each for cash	331,200	33	49,647	-	49,680

Loss for the year	-	-	-	(55,093)	(55,093)

Balance at December 31, 2012	2,531,200	253	71,427	(55,143)	16,537

The accompanying notes are an integral part of these financial statements.

SECURE IT CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the period ended December 31, 2012	For the 4 month period ended December 31, 2011	Inception (September 14, 2011) through December 31, 2012
	$	$	$
Cash Flows from Operating Activities

Net loss	(55,093)	(50)	(55,143)

Changes in operating assets and liabilities:
Accounts receivable	22,000	(22,000)	-
Accounts payable and accrued expenses	15,724	50	15,774

Net cash used in operating activities	(17,369)	(22,000)	(39,369)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	49,680	22,000	71,680
Net cash provided by financing activities	49,680	22,000	71,680

Movement in cash and cash equivalents	32,311	-	32,311

Cash and cash equivalents at beginning of the period	-	-	-

Cash and cash equivalents at end of the year	32,311	-	32,311

The accompanying notes are an integral part of these financial statements.

SECURE IT CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Secure IT Corp. (the “Company”) is a Delaware corporation. The Company is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and  reporting by Development Stage Enterprises”. The Company’s main business is providing unique car part accessories to garages and vehicle accessories shops through its online store.

Basis of Presentation
The financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). The financial statements have been prepared on the historical cost basis. Historical cost is generally based on the fair value of the consideration given in exchange for assets.

Fiscal Year End
The Corporation has adopted a fiscal year end of December 31.

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

The company plans to improve its financial condition through a public offering as described in Note 7. However, there is no assurance that the company will be successful in accomplishing this objective. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Cash and cash equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Accounts receivable
Account receivables are stated at the amount that management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions.  Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable.  Payments received subsequent to the time that an account is written off are considered as bad debt recoveries.  As of December 31, 2012, the Company has experienced no bad debt write offs from operations.

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at December 31, 2012, the Company had no potentially dilutive shares.

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

NOTE 3 – STOCKHOLDER’S EQUITY

Common Stock
On September 30, 2011, the Company issued 2,200,000 shares of common stock to the directors of the Company at a price of $0.01 per share, for $22,000.

On September 10, 2012, the Company issued 331,200 free trading shares of common stock at $0.15 per share to a total of 46 stockholders for consideration of $49,680.

NOTE 4 – INCOME TAXES

The provision/(benefit) from income taxes for the year ended December 31, 2012 was as follows (assuming a 15% effective tax rate):

	December 31	December 31
	2012	2011
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	8,264	7
Change in valuation allowance	(8,264)	(7)
Total deferred tax provision	-	-

The Corporation had deferred income tax assets as of December 31, 2012 as follows:

Loss carry forwards	8,271	7
Less - Valuation allowance	(8,271)	(7)
	-	-

The Corporation provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012, the Corporation had approximately $55,143 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Corporation did not identify any material uncertain tax positions.  The Corporation did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 5 – RELATED PARTY TRANSACTIONS

Details of transactions between the Group and other related parties are disclosed below:

The following entities have been identified as related parties :

Ofir Ben-Arzi	- Director and greater than 10% stockholder
Binyamin Brodman	- Director and greater than 10% stockholder

The directors provide rent-free office space to the Company.

NOTE 6 – RECENT ACCOUNTING STANDARDS UPDATES

The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics.  The Company has determined there were no new accounting pronouncements issued during the twelve months ended December 31, 2012 and December 31, 2011 that the Company believes are applicable or would have a material impact on the financial statements of the Company.

NOTE 7 – SUBSEQUENT EVENTS

There were no additional subsequent events through the date of issuance of the audited financial statements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.  This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Ofir Ben Arzi	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	34	September 30, 2011

Binyamin Brodman	Secretary and Director	26	September 30, 2011

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Ofir Ben Arzi, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

Mr. Ben Arzi was the President of Joseph Jacob Ltd, a diamond jewelry company based in Israel from 2009-2011. His responsibilities included managing the company’s 5 retail stores, overseeing sales, and managing the company’s 25 employees. From 2006-2009 Mr. Ben Arzi was a manager at Super Change Ltd. a currency conversion outlet with five retail locations. Responsibilities included financial management and foreign exchange purchases / sales. In addition, Mr. Ben Arzi is a self-employed, private travel guide for select clients for trips to Italy.

Mr. Ben Arzi currently spends approximately 20 hrs/wk providing services to our Company, which represents approximately 40% of his working hours.

Binyamin Brodman, Secretary and Director

Mr. Brodman has been employed at Yad Eliezer since mid 2008 where his responsibilities include training and teaching youth that have left the school system. Mr. Brodman coordinates lectures and also is involved in teaching and helping youth with their studies. In addition, since 2010 he teaches religious studies in Savyon, Israel to soldiers and officers in the Israel Defense Forces. From 2005 to 2008, Mr. Brodman was a student at Hebron College where he obtained a teaching certificate. Mr. Brodman currently spends approximately 20hrs/wk providing services to our Company, which represents approximately 40% of his working hours.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Involvement in Legal Proceedings

None of our Directors, nominee for Directors, or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Mr. Ben Arzi is uniquely suited to fulfill both positions of responsibility because he possesses management experience, technical experience, and experience with start-up companies.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11.    EXECUTIVE COMPENSATION

We have not paid, nor do we owe, any compensation to our executive officers for the year ending September 30, 2012. From inception through December 31, 2012, we have not paid any compensation to our officers.

As of December 31, 2012, we had no employment agreements with any of our executive officers or employees.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no current arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2012, there were no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of January 28, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current Directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the disposition of the shares. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 2,531,200 shares of our common stock issued and outstanding as of January 28, 2013. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (²)	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Mr. Ofir Ben Arzi	1,400,000	55%

Common Stock	Mr. Binyamin Brodman	800,000	32%

All officers as a Group			87%
__________
(¹)	Based on 2,531,200 shares of our common stock outstanding.
(²)	The address for Mr. Ofir Ben Arzi is 84 Harav Uziel St., Jerusalem, Israel.
The address for Mr. Binyamin Brodman is 84 Harav Uziel St., Jerusalem, Israel.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On September 30, 2011 we issued 1,400,000 shares of our common stock to our Director Ofir Ben Arzi for a total of $14,000. Payment was received by the Company on February 7, 2012. The shares were issued the subscriber pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that the subscriber represented to us that he was not a “US Person” as such term is defined in Regulation S.

On September 30, 2011 we issued 800,000 shares of our common stock to our Director Binyamin Brodman for a total of $8,000. Payment was received by the Company on February 7, 2012. The shares were issued to the subscriber pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that the subscriber represented to us that he was not a “US Person” as such term is defined in Regulation S.

Our officers and Directors may be considered promoters of the Registrant due to their participation in and management of the business since its incorporation.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” We do not believe that either of our directors currently meets the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

December 31, 2012(1)
Audit Fees	4,800
Audit Related Fees	--
Tax Fees	--
All Other Fees	6,000

Notes:
(1)   For the year ended December 31, 2012, principal accountants of the Company were Dov Weinstein & Co. (CPA (Isr).

Since incorporation and as of the fiscal year ended December 31, 2012, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services, and other services.  Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits.  See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ofir Ben Arzi

32*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ofir Ben Arzi

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
*Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE IT CORP. (Registrant)

By:	/s/ Ofir Ben Arzi
Name:	Ofir Ben Arzi
Title:	President, Chief Executive and Financial Officer (Principal Executive and Financial Officer), and Director

Dated: January 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Ofir Ben Arzi	/s/ Binyamin Brodman
Name:	Ofir Ben Arzi	Name: Binyamin Brodman
Title:	President, Chief Executive and Treasurer (Principal Executive and Financial Officer), and Director	Title: Secretary and Director

Dated: January 28, 2013