Form 10-Q
period 2013-03-31
SECURE IT CORP
filed 2013-05-10
CIK 1542335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

As of March 31, 2013, there were 2,531,200 shares of the Registrant's common stock issued and outstanding.

SECURE IT CORP.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS (unaudited)
for the three month period ended MARCH 31, 2013

CONTENTS:

Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	3

Statements of Operations for the three months ended March 31, 2013 and 2012, and for the cumulative period from September 14, 2011 (date of inception) to March 31, 2013 (unaudited)	4

Statements of Stockholder's Equity for the period from September 14, 2011 (date of inception) to March 31, 2013 (unaudited)	5

Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and for the cumulative period from September 14, 2011 (date of inception) to March 31, 2013 (unaudited)	6

Notes to Unaudited Interim Financial Statements	7

SECURE IT CORP.
(A Development Stage Company)
BALANCE SHEETS

	March 31 2013	December 31 2012
	(unaudited)
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	4,472	32,311

TOTAL ASSETS	4,472	32,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	1,664	15,774

Total Liabilities	1,664	15,774

Stockholders’ Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,531,200 shares issued and outstanding at March 31, 2013 and December 31, 2012	253	253
Additional paid-in capital	71,427	71,427
Deficit accumulated during development stage	(68,872)	(55,143)

Total Stockholders’ Equity	2,808	16,537

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	4,472	32,311

The accompanying notes are an integral part of these financial statements.

SECURE IT CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Cumulative from September 14, 2011 (Inception) to March 31,
	2013	2012	2013
	$	$	$

Revenue	-	-	-

Operating expenses:
General and administrative:-
Consulting	4,000	-	15,000
Filing fees	873	1,372	6,411
Professional fees	8,700	4,954	46,664
Other costs	156	176	797

Total operating expenses	(13,729)	(6,502)	(68,872)

Net loss	(13,729)	(6,502)	(68,872)

Loss per share - basic and diluted:

Loss per share attributable to common stockholders	-	-

Weighted average number of common shares outstanding	2,531,200	2,200,000

The accompanying notes are an integral part of these financial statements.

SECURE IT CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period of SEPTEMBER 14, 2011 (INCEPTION) to MARCH 31, 2013
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
		$	$	$	$

Inception (September 14, 2011)	-	-	-	-	-

Common stock issued for cash at $0.01 per share	2,200,000	220	21,780	-	22,000

Loss for the period	-	-	-	(50)	(50)

Balance at December 31, 2011	2,200,000	220	21,780	(50)	21,950

Common stock issued for cash at $0.15 per share	331,200	33	49,647	-	49,680

Loss for the year	-	-	-	(55,093)	(55,093)

Balance at December 31, 2012	2,531,200	253	71,427	(55,143)	16,537

Loss for the period	-	-	-	(13,729)	(13,729)

Balance at March 31, 2013	2,531,200	253	71,427	(68,872)	2,808

The accompanying notes are an integral part of these financial statements.

SECURE IT CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		Cumulative from September 14, 2011 (Inception) to March 31,
	2013	2012	2013
	$	$	$
Cash Flows from Operating Activities

Net loss	(13,729)	(6,502)	(68,872)

Changes in operating assets and liabilities
Accounts receivable	-	22,000	-
Accounts payable	(14,110)	1,527	1,664
Accrued expenses	-	(50)	-

Net cash (used in)/provided by operating activities	(27,839)	16,975	(67,208)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	71,680
Net cash provided by financing activities	-	-	71,680

(Decrease)/Increase in cash and cash equivalents	(27,839)	16,975	4,472

Cash and cash equivalents at beginning of the period	32,311	-	-

Cash and cash equivalents at end of the period	4,472	16,975	4,472

The accompanying notes are an integral part of these financial statements.

SECURE IT CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Secure IT Corp. (the “Company”) is a Delaware corporation. The Company is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and reporting by Development Stage Enterprises”, the Company is devoting substantially all of its efforts to development of business plans. The Company’s main business is providing unique car part accessories to garages and vehicle accessories shops through its online store.

Basis of Presentation
The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End
The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements
The interim financial statements of the Company as of March 31, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of its operations and its cash flows for the periods ended March 31, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2013, the Company has a loss from operations of $13,729 an accumulated deficit of $68,872 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property, plant and equipment
The Company does not own any property, plant and equipment.

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at March 31, 2013, the Company had no potentially dilutive shares.

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

NOTE 3 – STOCKHOLDER’S DEFICIT

Common Stock
On September 30, 2011, the Company issued 2,200,000 shares of common stock to the directors of the Company at a price of $0.01 per share, for $22,000.

On September 10, 2012, the Company issued 331,200 free trading shares of common stock at $0.15 per share to a total of 46 stockholders for consideration of $49,680.

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended March 31, 2013 and 2012 were as follows (assuming a 15% effective tax rate):

	2013	2012
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	2,059	975
Change in valuation allowance	(2,059)	(975)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of March 31, 2013 and December 31, 2012 as follows:

	2013	2012
	$	$

Loss carry forwards	10,330	8,271
Less - Valuation allowance	(10,330)	(8,271)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended March 31, 2013 and December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2013, the Company had approximately $68,872 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 5 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

Ofir Ben-Arzi	- Director and greater than 10% stockholder
Binyamin Brodman	- Director and greater than 10% stockholder

On September 30, 2011, the Company issued 2,200,000 shares of common stock to the directors of the Company at a price of $0.01 per share, for total consideration of $22,000.

NOTE 6 – RECENT ACCOUNTING STANDARDS UPDATES

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact to its financial statements.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

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

Plan of Operation

We continue to intend to commence the selling of high end vinyl car wraps though the internet to garages and car accessories shops on-line. Eventually we would like to sell to the retail consumers; specifically car wraps to be customized for different cars and models. We have begun the interview process to hire of website developers. Primarily Secure IT will develop a design outline specification list for features of the website and backend database. We intend to post this on sites like www.odesk.com or others similar on-line help wanted type sites and solicit bids for the development of the website. (www.odesk.com is a service we may use to find web designers and web programmers).

We retained a consultant to advise on what was required from our website and to provide terms and specifications. The consultant is also advising on back office and management issues. We are soliciting bids from qualified personnel for the actual development of the website. Although we do not know whether the website developer we will ultimately select will offer the back end database as well as the front end html design, we believe our cost will be $5,000 for the full completion of the web site and database. The hosting will be another $500.

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

We expect development of the entire site to take another 4 – 6 months. During the development of the website, we will identify websites where we can post bids for and hire data entry and editorial staff to populate our website with content.

We have begun to speak with several manufactures of vinyl car wraps and have begun discussing our website large commercial garages. We will register our website in a large number of search engines, potentially using a third party service for efficiency.

Results of Operations

For the three months ended March 31, 2013 we had expenses of $13,729 and a net loss in that period of $13,729 largely related to consulting and professional fees. By comparison, for the three month period ended March 31, 2012 we had expenses of $6,502 and a net loss for that period of $6,502. Since inception (September 14, 2011) we have had no revenue and expenses of $68,872 resulting in a cumulative net loss of $68,872.

Capital Resources and Liquidity

On September 30, 2011, the Company sold 2,200,000 shares of stock to its Directors at $0.01 per share for a total of $22,000. On September 10, 2012, the Company issued 331,200 free trading shares of common stock at $0.15 per share to a total of 46 stockholders for consideration of $49,680.

As of March 31, 2013 we had cash on hand of $4,472 and current liabilities of $1,664.  As of December 31, 2012 we had cash on hand of $32,311 and current liabilities of $15,774.

During the three months ended March 31, 2013, cash provided by financing activities amounted to $0.

In their report dated January 20, 2013, our auditors issued an unqualified opinion with an explanatory note regarding “going concern”, meaning that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. Due to the fact that we do not currently have any salaried employees, we believe that 25% of the amount of the offering will likely allow us to operate our business for at least one year by implementing a working website and commencing an advertising program.

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

We do not have any current plans to raise funds through the sale of securities except as set in the Registration Statement. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Secure IT Corp because the shares may be issued to parties or entities committed to supporting existing management. We may offer shares of our common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities at March 31, 2013.

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

As of March 31, 2013, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
_________
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

SECURE IT CORP.

Dated: May 10, 2013	By:	/s/ Ofir Ben Arzi
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)