Form 10-Q
period 2013-06-30
SECURE IT CORP
filed 2013-07-22
CIK 1542335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were 2,531,200 shares of the Registrant's common stock issued and outstanding.

SECURE IT CORP.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS (unaudited)
for the six month period ended JUNE 30, 2013

CONTENTS:

Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	F-2

Statements of Operations for the three and six months ended June 30, 2013 and 2012, and for the cumulative period from September 14, 2011 (date of inception) to June 30, 2013 (unaudited)	F-3

Statements of Stockholder's Deficit for the period from September 14, 2011 (date of inception) to June 30, 2013 (unaudited)	F-4

Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and for the cumulative period from September 14, 2011 (date of inception) to June 30, 2013 (unaudited)	F-5

Notes to Unaudited Interim Financial Statements	F-6

SECURE IT CORP.
(A Development Stage Company)
BALANCE SHEETS

ASSETS	June 30 2013	December 31 2012
	(unaudited)	$
	$
Current Assets:
Cash and cash equivalents	351	32,311

TOTAL ASSETS	351	32,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable and accrued expenses	1,210	15,774

Total Liabilities	1,210	15,774

Stockholders’ Deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,531,200 shares issued and outstanding at June 30, 2013 and December 31, 2012	253	253
Additional paid-in capital	71,427	71,427
Deficit accumulated during development stage	(72,539)	(55,143)

Total Stockholders’ Deficit	(859)	16,537

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	351	32,311

The accompanying notes are an integral part of these financial statements.

SECURE IT CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from September 14, 2011 (Inception) to June 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating expenses:
General and administrative:-
Consulting	1,000	-	5,000	-	16,000
Filing fees	754	2,024	1,627	3,396	7,165
Other costs	113	267	269	443	910
Professional fees:-
- Audit fees	1,500	2,000	9,900	6,800	23,200
- Legal fees	-	5,000	-	5,000	5,000
- Setup costs	300	-	600	154	20,264

Total operating expenses	(3,667)	(9,291)	(17,396)	(15,793)	(72,539)

Net loss	(3,667)	(9,291)	(17,396)	(15,793)	(72,539)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	-	-	-	-

Weighted average number of common shares outstanding	2,531,200	2,200,000	2,531,200	2,200,000

The accompanying notes are an integral part of these financial statements.

SECURE IT CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
for the period of SEPTEMBER 14, 2011 (INCEPTION) to JUNE 30, 2013
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit
		$	$	$	$

Inception (September 14, 2011)	-	-	-	-	-

Common stock issued for cash at $0.01 per share	2,200,000	220	21,780	-	22,000

Loss for the period	-	-	-	(50)	(50)

Balance at December 31, 2011	2,200,000	220	21,780	(50)	21,950

Common stock issued for cash at $0.15 per share	331,200	33	49,647	-	49,680

Loss for the year	-	-	-	(55,093)	(55,093)

Balance at December 31, 2012	2,531,200	253	71,427	(55,143)	16,537

Loss for the period	-	-	-	(17,396)	(17,396)

Balance at June 30, 2013	2,531,200	253	71,427	(72,539)	(859)

The accompanying notes are an integral part of these financial statements.

SECURE IT CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,		Cumulative from September 14, 2011 (Inception) to June 30,
	2013	2012	2013
	$	$	$
Cash Flows from Operating Activities
Net loss	(17,396)	(15,793)	(72,539)

Changes in operating assets and liabilities
Accounts receivable	-	22,000	-
Accounts payable	(14,564)	2,227	1,210
Accrued expenses	-	(50)	-

Net cash (used in)/provided by operating activities	(31,960)	8,384	(71,329)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	71,680
Net cash provided by financing activities	-	-	71,680

(Decrease)/Increase in cash and cash equivalents	(31,960)	8,384	351

Cash and cash equivalents at beginning of the period	32,311	-	-

Cash and cash equivalents at end of the period	351	8,384	351

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

Unaudited Interim Financial Statements
The interim financial statements of the Company as of June 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at June 30, 2013, the Company has negative working capital and has a loss from operations of $17,396 an accumulated deficit of $72,539 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Cash and cash equivalents
Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Property, plant and equipment
The Company does not own any property, plant and equipment.

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at June 30, 2013, the Company had no potentially dilutive shares.

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

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended June 30, 2013 and 2012 were as follows (assuming a 15% effective tax rate):

	2013	2012
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	2,609	2,369
Change in valuation allowance	(2,609)	(2,369)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of June 30, 2013 and December 31, 2012 as follows:

	2013	2012
	$	$

Loss carry forwards	10,880	8,271
Less - Valuation allowance	(10,880)	(8,271)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2013 and December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2013, the Company had approximately $72,539 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820. Under this FASB, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has various financial instruments that must be measured under the new fair value standard including: cash in bank. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

- Level 1: Quoted prices in active markets for identical instruments;
- Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);
- Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

	Fair Value at June 30, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	351	-	-	351
Total financial assets carried at fair value	351	-	-	351

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	32,311	-	-	32,311
Total financial assets carried at fair value	32,311	-	-	32,311

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Ofir Ben-Arzi	- Director and greater than 10% stockholder
Binyamin Brodman	- Director and greater than 10% stockholder

On September 30, 2011, the Company issued 2,200,000 shares of common stock to the directors of the Company at a price of $0.01 per share, for total consideration of $22,000.

NOTE 7 – RECENT ACCOUNTING STANDARDS UPDATES

There are no new accounting pronouncements expected to have any impact on the Company's financial statements.

NOTE 8 – SUBSEQUENT EVENTS

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

Results of Operations

For the three months ended June 30, 2013 we had expenses of $3,667 and a net loss in that period of $3,667 largely related to consulting and professional fees. By comparison, for the three month period ended March 31, 2012 we had expenses of $6,502 and a net loss for that period of $6,502. Since inception (September 14, 2011) we have had no revenue and expenses of $72,539 resulting in a cumulative net loss of $72,539.

Capital Resources and Liquidity

On September 30, 2011, the Company sold 2,200,000 shares of stock to its Directors at $0.01 per share for a total of $22,000. On September 10, 2012, the Company issued 331,200 free trading shares of common stock at $0.15 per share to a total of 46 stockholders for consideration of $49,680.

As of June 30, 2013 we had cash on hand of $351 and current liabilities of $1,210.  As of December 31, 2012 we had cash on hand of $32,311 and current liabilities of $15,774.

During the three months ended June 30, 2013, cash provided by financing activities amounted to $0.

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

We do not have any current plans to raise funds through the sale of securities except as set in the Registration Statement. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Secure IT Corp because the shares may be issued to parties or entities committed to supporting existing management. We may offer shares of our common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities at June 30, 2013.

We have been unable to obtain the necessary funding to support the implementation of our business plan at this time. We explored all financing and strategic alternatives available to us. It may be necessary for us to either seek alternative opportunities available to us unrelated to our business plan in an effort to maximize shareholder value. To this end, the Company has in the past had, and may in the future have, discussions with potential merger candidates wishing to become publicly traded. There is no assurance that the Company will be successful in any of such efforts. If the Company is unable to secure additional financing or find another alternative, the Company will not have sufficient capital to implement its business plan until such time as capital or another alternative is available to it.

As of the date of this periodic report, the current funds available to the Company are not expected to be sufficient to continue maintaining a reporting status past 12 months. The Company’s officers and directors Ofir Ben Arzi and Biyamin Broadman indicate that they may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

As of June 30, 2013, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SECURE IT CORP.

Dated: July 22, 2013	By:	/s/ Ofir Ben Arzi
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)