Form 10-Q
period 2013-09-30
Black Stallion Oil & Gas Inc.
filed 2013-11-18
CIK 1542335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

Commission File Number  333-180230

BLACK STALLION OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

Delaware	990373017
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5847 San Felipe Plaza, Suite 1720, Houston, TX	77057
(Address of principal executive offices)	(Zip Code)

713-821-1788
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ YES       ☒ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ YES        ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☒ YES        ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   ☐ YES      ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

43,872,000 common shares issued and outstanding as of November 12, 2013.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2013, and 2012 and cumulative from inception form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS (unaudited)
for the nine month period ended September 30, 2013

CONTENTS:

Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	F-2

Statements of Operations for the three and nine months ended September 30, 2013 and 2012, and for the cumulative period from September 14, 2011 (date of inception) to September 30, 2013 (unaudited)	F-3

Statements of Stockholder's Deficit for the period from September 14, 2011 (date of inception) to September 30, 2013 (unaudited)	F-4

Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and for the cumulative period from September 14, 2011 (date of inception) to September 30, 2013 (unaudited)	F-5

Notes to Unaudited Interim Financial Statements	F-6

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
BALANCE SHEETS

	September 30 2013	December 31 2012
	(unaudited)
	$	$
ASSETS

Current Assets:
Cash and cash equivalents	-	32,311
Prepaid expenses	1,230	-

TOTAL ASSETS	1,230	32,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	7,237	15,774
Short-term borrowings from related party	2,459	-

Total Liabilities	9,696	15,774

Stockholders’ (Deficit)/ Equity
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 43,872,000 shares issued and outstanding at September 30, 2013 and 151,872,000 at December 31, 2012	4,387	15,187
Additional paid-in capital	67,292	56,493
Deficit accumulated during development stage	(80,145)	(55,143)

Total Stockholders’ Deficit	(8,466)	16,537

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,230	32,311

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from September 14, 2011 (Inception) to September 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$-

Revenue	-	-	-	-	-

Operating expenses:
General and administrative:-
Consulting	-	2,500	5,000	2,500	16,000
Filing fees	-	1,171	1,627	4,567	7,165
Other costs	40	65	309	508	950
Professional fees:-
- Audit and accounting fees	-	2,000	9,900	8,800	23,200
- Legal fees	6,237	-	6,237	5,000	11,237
- Setup costs	100	5,300	700	5,454	20,364
Rental expense	1,229	-	1,229	-	1,229

Total operating expenses	(7,606)	(11,036)	(25,002)	(26,829)	(80,145)

Net loss	(7,606)	(11,036)	(25,002)	(26,829)	(80,145)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	-	-	-	-

Weighted average number of common shares outstanding	126,045,913	136,536,000	133,205,802	133,523,036

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
for the period of SEPTEMBER 14, 2011 (INCEPTION) to SEPTEMBER 30, 2013
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Treasury	Total Stockholders’
	Shares	Amount	Capital	Stage	Stock	Deficit
		$	$	$	$	$

Inception (September 14, 2011)	-	-	-	-	-	-

Common stock issued for cash at $0.00017 per share	132,000,000	13,200	8,800	-	-	22,000

Loss for the period	-	-	-	(50)	-	(50)

Balance at December 31, 2011	132,000,000	13,200	8,800	(50)	-	21,950

Common stock issued for cash at $0.0025 per share	19,872,000	1,987	47,693	-		49,680

Loss for the year	-	-	-	(55,093)		(55,093)

Balance at December 31, 2012	151,872,000	15,187	56,493	(55,143)		16,537

Acquisition of treasury stock, 108,000,000 shares for $1	-	-	-	-	(1)	(1)

Retirement of treasury stock	(108,000,000)	(10,800)	10,799	-	1	-

Loss for the period	-	-	-	(25,002)	-	(25,002)

Balance at September 30, 2013	43,872,000	4,387	67,292	(80,145)	-	(8,466)

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,		Cumulative from September 14, 2011 (Inception) to September 30,
	2013	2012	2013
	$	$	$
Cash Flows from Operating Activities

Net loss	(25,002)	(26,829)	(80,145)

Changes in operating assets and liabilities
Accounts receivable	(1,230)	22,000	(1,230)
Accounts payable and accrued expenses	(8,537)	5,404	7,237

Net cash (used in)/provided by operating activities	(34,769)	575	(74,138)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from short-term borrowings	2,458	-	2,458
Proceeds from issuance of common stock	-	49,680	71,680
Net cash provided by financing activities	2,458	49,680	74,138

(Decrease)/Increase in cash and cash equivalents	(32,311)	50,255	-

Cash and cash equivalents at beginning of the period	32,311	-	-

Cash and cash equivalents at end of the period	-	50,255	-

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Black Stallion Oil & Gas Inc (the “Company”) is a Delaware corporation. The Company is in the exploration stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and reporting by Development Stage Enterprises” as interpreted by the Securities and Exchange Commission in its Industry Guides for oil and gas companies.

The Company is devoting substantially all of its efforts to development of its business plans.

On September 10, 2013, the Company changed its name to Black Stallion Oil & Gas Inc (formerly Secure IT Corp) and changed its business plan to that of exploration and development of oil and gas properties.

Basis of Presentation
The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End
The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements
The interim financial statements of the Company as of September 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2013, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2013, the Company has negative working capital and has a loss from operations of $25,002 an accumulated deficit of $80,145 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

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

Oil and natural gas properties
The Company follows the full-cost method of accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from continuing operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method.

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2013, the Company had no potentially dilutive shares.

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

Treasury Stock
We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a component of retained earnings in our Balance Sheets. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

Recent Accounting Pronouncements
Company management does not believe that the adoption of recently issued accounting pronouncements will have a significant impact on the Company's financial position, results of operations, or cash flows.

NOTE 3 – SHORT-TERM BORROWINGS FROM RELATED PARTY

	September 30,	December 31,
	2013	2012
	$	$

Loans from related parties	2,459	-

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S DEFICIT

Common Stock
On September 30, 2011, the Company issued 132,000,000 shares of common stock to the directors of the Company at a price of $0.00017 per share, for $22,000.

On September 10, 2012, the Company issued 19,872,000 free trading shares of common stock at $0.0025 per share to a total of 46 stockholders for consideration of $49,680.

On September 9, 2013, the Company entered into a share cancellation/return to treasury agreement with Mr. George Drazenovic, the Company's president; wherein Mr. Drazenovic agreed to the cancellation and return to treasury of 108,000,000 shares of common stock of our company for $1.

On September 9, 2013, the Director then approved a sixty for one forward split of the Company's outstanding shares of common stock. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

Treasury Stock
Retirement of Treasury Stock
On September 9, 2013, the Company retired 108,000,000 shares of common stock. These retired shares are now included in the Company’s pool of authorized but unissued shares.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended September 30, 2013 and 2012 were as follows (assuming a 15% effective tax rate):

	September 30,	September 30,
	2013	2012
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	3,750	4,024
Change in valuation allowance	(3,750)	(4,024)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of September 30, 2013 and December 31, 2012 as follows:

	September 30,	December 31,
	2013	2012
	$	$

Loss carry forwards	12,021	8,271
Less - Valuation allowance	(12,021)	(8,271)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended September 30, 2013 and December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2013, the Company had approximately $80,145 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 - FAIR VALUE MEASUREMENTS

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
- Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

Fair Value at September 30, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	-	-	-	-
Total financial assets carried at fair value	-	-	-	-

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	32,311	-	-	32,311
Total financial assets carried at fair value	32,311	-	-	32,311

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

George Drazenovic                           - Director and greater than 10% stockholder

	September 30,	December 31,
	2013	2012
	$	$
Balance Sheet:
Short-term borrowings - Director	2,459	-

NOTE 8 – RECENT ACCOUNTING STANDARDS UPDATES

There are no new accounting pronouncements expected to have any impact on the Company's financial statements.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our unaudited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Black Stallion Oil and Gas Inc., unless otherwise indicated.

General Overview

We were incorporated in the state of Delaware on September 14, 2011. Our original business plan was to sell high end vinyl car wraps though the internet to garages and car accessories shops on-line and to eventually sell to the retail consumer, specific car wraps for customized to different cars and models.

Our principal business address is 5847 San Felipe Plaza, Suite 1720, Houston, TX, 77057. We have established a fiscal year end of December 31.

Effective July 31, 2013, Ofir Ben Arzi and Binyamin Brodman resigned their position as directors and officers of our company and George Drazenovic was appointed a director, president, secretary and treasurer of our company.

Effective September 9, 2013, we entered into a share cancellation/return to treasury agreement with George Drazenovic, our sole officer and director, wherein Mr. Drazenovic has agreed to the cancellation and return to treasury of 1,800,000 shares of common stock of our company held by him.

On September 3, 2013, our board of directors and a majority of our shareholders approved a change of name of our company from Secure It Corp. to Black Stallion Oil and Gas Inc.

A Certificate of Amendment to effect the change of name was filed and became effective with the Delaware Secretary of State on September 12, 2013.

In addition to the name change, our board of directors and a majority of our shareholders approved a 60 new for 1 old forward split of our issued and outstanding shares of common stock. Consequently, our issued and outstanding common stock increased from 731,200 to 43,872,000 shares, all with a par value of $0.001.

These amendments were approved by the Financial Industry Regulatory Authority (FINRA). The forward split and name change became effective on the Over-the-Counter Bulletin Board at the opening of trading on September 18, 2013. Our trading symbol is "BLKG". Our CUSIP number is 09225H 102.

Our company’s new focus is to engage in oil and gas exploration, acquire and develop oil and gas properties, and sell oil and gas produced by these efforts

We locate and lease existing wells for reactivation for the production of oil and gas that we will then sell, through an operator, to oil and gas brokers and gatherers. The gas sometimes may be sold directly to public utility companies.

Our focus for the current fiscal year will be to pursue acquisition of leases and/or existing oil and gas wells which have potential for production, if revenues warrant.

Currently, we are examining oil and gas exploration opportunities in the rocky mountain states, specifically Montana, Wyoming and Colorado.

Results of Operations

	Three Months Ended September 30,
	2013		2012
Revenue	$	Nil	$	Nil

Consulting fees	$	Nil		$2,500
Filing fees	$	Nil		$1,171
Other costs		$40		$65
Professional fees		$6,337		$7,300
Rental expense		$1,229	$	Nil
Net Income (Loss)		$(7,606)		$(11,036)

For the three months ended September 30, 2013 we had total operating expenses of $7,606 compared to $11,036 for the three month period ended September 30, 2012. The decrease in operating expenses in primarily due to decreases in consulting fees, filing fees, other costs and professional fees.

	Nine Months Ended September 30,
	2013		2012
Revenue	$	Nil	$	Nil

Consulting fees		$5,000		$2,500
Filing fees		$1,627		$4,567
Other costs		$309		$508
Professional fees		$16,837		$19,254
Rental expense		$1,229	$	Nil
Net Income (Loss)		$(25,002)		$(26,829)

For the nine months ended September 30, 2013 we had total operating expenses of $25,002 compared to $26,829 for the nine month period ended September 30, 2012. The decrease in operating expenses in primarily due to decreases in filing fees, other costs and professional fees.

Since inception on September 14, 2011, we have had no revenue and expenses of $80,145 resulting in a cumulative net loss of $80,145.

Liquidity and Capital Resources

Working Capital

	At September 30,	At December 31,
	2013	2012
Current Assets	$1,230	$32,311
Current Liabilities	$9,696	$15,774
Working Capital (Deficit)	$(8,466)	$16,537

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2012
Net Cash provided by (used in) Operating Activities	$(34,769)	$575
Net Cash provided by (used in) Investing Activities	$ Nil	$ Nil
Net Cash provided by (used in) Financing Activities	$2,458	$49,680
Increase (decrease) in cash and cash equivalents	$(32,311)	$50,255

As of September 30, 2013 we had total assets of $1,230, total liabilities of $9,696, and stockholders’ deficit of $8,466, compared to total assets of $32,311, total liabilities of $15,774 and stockholders’ equity of $16,537 as of December 31, 2012.

Cash and cash equivalents as of September 30, 2013 decreased by $32,311 from December 31, 2012. Our working capital deficit was $8,466 as at September 30, 2013 compared to a working capital of $16,537 as at December 31, 2012.

Net cash used in our operating activities during the nine months ended September 30, 2013 was $34,769, as compared to net cash provided by operating activities of $575 for the nine months ended September 30, 2012.

Net cash provided by investing activities in the nine months ended September 30, 2013 was $Nil, compared to $Nil in investing activities during the nine months ended September 30, 2012.

Net cash provided by financing activities in the nine months ended September 30, 2013 was $2,458, compared to $49,680 provided by financing activities in the nine months ended September 30, 2012. The net decrease in cash provided by financing activities in 2013 resulted primarily from a decrease in proceeds from issuance of common stock.

On September 30, 2011, we sold 132,000,000 shares of stock to our directors at $0.00017 per share for a total of $22,000. On September 10, 2012, we issued 19,872,000 free trading shares of common stock at $0.0025 per share to a total of 46 stockholders for consideration of $49,680.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources. To become profitable and competitive, we will need to realize revenue from our oil and gas sales.

Plan of Operation

We are an exploration stage company with no revenues and a short operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate sufficient revenues.

There is no assurance we will ever reach that point. In the meantime the continuation of our company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

Our current cash balance is $Nil. We will require further capital to cover the expenses we will incur during the next twelve months.

We have sold $Nil in equity securities to pay for our start-up operations. The president of the company has loaned the company $2,459 as of September 30, 2013.

Our plan of operation for the next twelve months is to pursue acquisition of leases and/or existing oil and gas wells which have potential for production, if revenues warrant.

We anticipate spending $60,000 on professional fees, including fees payable for complying with reporting obligations, $50,000 in general administrative costs and $10,000 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $120,000.

Estimated Net Expenditures During the Next Twelve Months

$
Consulting fees	60,000
Filing fees	2,000
Professional fees	50,000
Other costs	8,000
Total	120,000

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

The continuation of our business is dependent upon obtaining further financing, a successful program of development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Cash on hand as of September 30, 2013 was $Nil.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Critical Accounting Policies

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. Our company maintains our cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Property, Plant and Equipment

Our company does not own any property, plant and equipment.

Oil and Natural Gas Properties

Our company follows the full-cost method of accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from continuing operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method.

Earnings Per Share

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of our company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2013, our company had no potentially dilutive shares.

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

Treasury Stock

We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a component of retained earnings in our Balance Sheets. Our company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

Recent Accounting Pronouncements

Our company management does not believe that the adoption of recently issued accounting pronouncements will have a significant impact on our company's financial position, results of operations, or cash flows.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.    Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.    Risk Factors

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Effective July 31, 2013, Ofir Ben Arzi and Binyamin Brodman resigned their position as directors and officers of our company and George Drazenovic was appointed a director, president, secretary and treasurer of our company.

The resignations of Ofir Ben Arzi and Binyamin Brodman were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Item 6.    Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on March 20, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on March 20, 2012)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on September 20, 2013)
(10)	Material Contracts
10.1	Share Cancellation to Treasury Agreement (incorporated by reference to our Current Report on Form 8-K filed on September 20, 2013)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________
*      Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK STALLION OIL AND GAS INC.

Dated: November 18, 2013	By:	/s/ George Drazenovic
George Drazenovic
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)