Form 10-K
period 2013-12-31
Black Stallion Oil & Gas Inc.
filed 2014-03-31
CIK 1542335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to___________

Commission file number 333-180230

BLACK STALLION OIL AND GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	990373017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5847 San Felipe Plaza, Suite 1720, Houston, TX	77057
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 713-821-1788

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2013 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

43,872,000 common shares as of March 26, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “Black Stallion”, “we”, “us”, “our” and “our company” refer to Black Stallion Oil and Gas, Inc., unless otherwise indicated.

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

Our principal business address is 5847 San Felipe Plaza, Suite 1720, Houston, TX, 77057. We have established a fiscal year end of December 31.

Effective July 31, 2013, Ofir Ben Arzi and Binyamin Brodman resigned their positions as directors and officers of our company and George Drazenovic was appointed a director, president, secretary and treasurer of our company.

On September 3, 2013, our board of directors and a majority of our shareholders approved a change of name of our company from Secure It Corp. to Black Stallion Oil and Gas, Inc.

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

In connection with our change of management, our company changed our business plan to that of exploration and development of oil and gas properties.

Our company’s new focus is to engage in oil and gas exploration, acquire and develop oil and gas properties, and sell oil and gas produced by these efforts

We plan to locate and lease existing wells for reactivation for the production of oil and gas that we will then sell, through an operator, to oil and gas brokers and gatherers. The gas sometimes may be sold directly to public utility companies.

Our focus for the current fiscal year will be to pursue acquisition of leases and/or existing oil and gas wells which have potential for production, if revenues warrant.

Currently, we are examining oil and gas exploration opportunities in the rocky mountain states, specifically in Montana, Wyoming and Colorado.

Effective September 9, 2013, we entered into a share cancellation/return to treasury agreement with George Drazenovic, our sole officer and director, wherein Mr. Drazenovic agreed to the cancellation and return to treasury of 1,800,000 shares of common stock of our company held by him.

Our Current Business

Effective February 23, 2014, we entered into a lease assignment agreement with West Bakken Energy Holdings, Ltd. Pursuant to the terms of the lease assignment agreement, we have acquired an undivided one-hundred percent interest in West Bakken's interest (a net 50% working interest) in certain oil and gas properties comprising of 12,233.93 acres in Montana, owned by Hillcrest Resources Ltd.

As consideration, we have agreed to issue 1,100,000 shares of our common stock to West Bakken and to issue one share of common stock at a cost basis of $0.50 per share for the $550,000 paid by West Bakken to Hillcrest.

Competition

We are engaged in the acquisition and exploration of oil and gas properties. We compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our proposed business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Compliance with Government Regulation

Oil and gas operations are subject to various national, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Subsidiaries

We do not have any subsidiaries.

Bankruptcy or Similar Proceedings

We have not been subject to any bankruptcy, receivership or similar proceeding.

Research and Development Costs During the Last Two Years

We have expended $14,300 in research and development costs related to website creation and development during the last two fiscal years.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark. We have purchased a domain name for the development of our website, www.blackstallionoil.com, which has not yet been launched.

Employees

We are a development stage company and currently have no employees, other than our sole officer and director, George Drazenovic. Mr. Drazenovic currently devotes 40 hours per week to company matter. There are no formal employment agreements between our company and our current employee.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Related to Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

From inception to December 31, 2013, we have incurred aggregate net losses of $108,011. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control. Our profitability will require the successful commercialization of our oil and gas properties. We may not be able to successfully commercialize our properties or ever become profitable.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term.

We will depend almost exclusively on outside capital to pay for the continued operations, exploration, and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to December 31, 2013, we have incurred aggregate losses of $108,011. Our loss from operations for the twelve months ended December 31, 2013 was $52,868. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have limited history of revenues from operations and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves, extract the reserves economically, and/or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations, which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. Accordingly, we have not generated significant revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate significant revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon attaining adequate levels of internally generated revenues through locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated significant revenues, we will have to raise additional monies through either securing industry reserve based debt financing, or the sale of our equity securities or debt, or combinations of the above in order to continue our business operations.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas, which may be acquired or discovered, will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget does not anticipate the potential acquisition of acreage although this may change at any time without notice. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in these areas and the presence of these competitors could adversely affect our ability to acquire additional leases.

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources, which may be acquired or discovered by us, will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages, which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Exploratory and development drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 2. Properties

Principal Executive Offices

We do not own any real property. We currently maintain our executive offices at 5847 San Filipe Plaza, Suite 1720, Houston, Texas 77057. Our company pays rent of $1,229 per month for this space.

Teton County, Montana Property

Effective February 23, 2014, we entered into a lease assignment agreement with West Bakken Energy Holdings, Ltd. Pursuant to the terms of the lease assignment agreement, we have acquired an undivided one-hundred percent interest in West Bakken's interest (a net 50% working interest) in certain oil and gas properties comprising of 12,233.93 acres in Montana, owned by Hillcrest Resources Ltd.

As consideration, we have agreed to issue 1,100,000 shares of our common stock to West Bakken and to issue one share of common stock at a cost basis of $0.50 per share for the $550,000 paid by West Bakken to Hillcrest.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common shares are quoted on the OTC Bulletin Board under the symbol “BLKG.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)(2)
Quarter Ended	High		Low
December 31, 2013		$0.15		$0.15
September 30, 2013	$	Nil	$	Nil

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)	The first trade of our common shares was on November 6, 2013.

Our common shares are issued in registered form. Interwest Transfer Company, Inc., 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT 84117 (Telephone: 801-272-9294; Facsimile: 801-277-3147) is the registrar and transfer agent for our common shares.

Record Holders

As of March 26, 2014, we had outstanding 43,872,000 shares of common stock, which were held by 42 shareholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

We did not issue any equity securities which were not registered under the Securities Act during the year ended December 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our Current Reports on Form 8-K filed during the year ended December 31, 2013.

Effective February 4, 2014, we issued 1,062,500 shares of common stock to one non U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended December 31, 2013.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2013 and December 31, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2013 and 2012 which are included herein.

Our operating results for the years ended December 31, 2013 and 2012 are summarized as follows:

	Year Ended December 31,
	2013		2012
Revenue	$	Nil	$	Nil

Consulting fees		$5,000		$11,000
Filing fees		$3,646		$5,538
Other costs		$1,990		$591
Professional fees		$24,840		$37,964
Research and development		$14,300	$	Nil
Rental expense		$3,092	$	Nil
Net Loss		$(52,868)		$(55,093)

We had no revenue from September 14, 2011 (inception) through December 31, 2013. For the year ended December 31, 2013 we had total operating expenses of $52,868 compared to $55,093 for the year ended December 31, 2012. The decrease in operating expenses in primarily due to decreases in consulting fees, filing fees and professional fees.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2013	2012
Current Assets	$2,458	$32,311
Current Liabilities	$45,740	$15,774
Working Capital (Deficit)	$(43,282)	$16,537

Cash Flows

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2013	2012
Net Cash provided by (used in) Operating Activities	$(67,241)	$(17,369)
Net Cash provided by (used in) Investing Activities	$(6,950)	$ Nil
Net Cash provided by (used in) Financing Activities	$41,880	$49,680
Increase (decrease) in cash and cash equivalents	$(32,311)	$32,311

As of December 31, 2013 we had total assets of $9,408, total liabilities of $45,740, and stockholders’ deficit of $36,332, compared to total assets of $32,311, total liabilities of $15,774 and stockholders’ equity of $16,537 as of December 31, 2012.

Cash and cash equivalents as of December 31, 2013 decreased by $32,311 from December 31, 2012. Our working capital deficit was $43,282 as at December 31, 2013 compared to a working capital of $16,537 as at December 31, 2012.

Net cash used in our operating activities during the year ended December 31, 2013 was $67,241, as compared to net cash used in operating activities of $17,369 for the year ended December 31, 2012.

Net cash used in investing activities in the year ended December 31, 2013 was $6,950, compared to $Nil in investing activities during the year ended December 31, 2012.

Net cash provided by financing activities in the year ended December 31, 2013 was $41,880, compared to $49,680 provided by financing activities in year ended December 31, 2012. The net decrease in cash provided by financing activities in 2013 resulted primarily from proceeds from short term borrowings and no proceeds from the issuance of common stock.

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

We have sold $71,680 in equity securities since our inception on September 14, 2011 to pay for our start-up operations. The president of our company has loaned our company $41,881 as of December 31, 2013.

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

Cash on hand as of December 31, 2013 was $Nil.

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

Critical Accounting Policies

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. Our company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Intellectual Properties

Our company has adopted the provisions of ASC 350-50, Website Development Costs. All costs incurred during the planning phase of a website are expensed as research and development.

Costs incurred in the development stage, including the purchase of a domain name, are capitalized and reviewed annually for impairment.

Expenses subsequent to the launch will be expensed as research and development expenses. Our company will expense upgrades and revisions to its website as incurred.

Once the website is available for use, the asset will be amortized over its useful life on a straight line basis, estimated to be 3 years, and is tested for impairment annually.

Oil and Gas Properties and Impairment

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

Impairment of Long Lived Assets

Our company reviews and evaluates long-term assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When our company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35 Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Term Assets.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to our company prior to the end of the financial year that are unpaid and arise when our company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per share

Our company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of our company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at December 31, 2013, our company had no potentially dilutive shares.

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

Recent Accounting Pronouncements

Our company’s management does not believe that the adoption of recently issued accounting pronouncements will have a significant impact on our company's financial position, results of operations, or cash flows.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)

FINANCIAL STATEMENTS
For the year ended DECEMBER 31, 2013

CONTENTS:

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2013 and 2012	F-3

Statement of Operations for the years ended December 31, 2013 and 2012 and for the period from September 14, 2011 (date of inception) to December 31, 2013	F-4

Statements of Stockholder's Deficit for the period from September 14, 2011 (date of inception) to December 31, 2013	F-5

Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from September 14, 2011 (date of inception) through December 31, 2013	F-6

Notes to the Financial Statements	F-7

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Black Stallion Oil & Gas Inc

We have audited the accompanying balance sheets of Black Stallion Oil & Gas Inc (An Exploration Stage Company) (“the Company”) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and from inception (September 14, 2011) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Stallion Oil & Gas Inc as of December 31, 2013 and 2012 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As of December 31, 2013, the Company has a working capital deficit and insufficient cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)
www.wcpa.co.il
Jerusalem, Israel
March 20, 2014

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
BALANCE SHEETS
as of

	December 31, 2013	December 31, 2012
	$	$
ASSETS
Current assets:
Cash and cash equivalents	-	32,311
Prepaid expenses	2,458	-
Total current assets	2,458	32,311

Intangible assets, net	6,950	-

TOTAL ASSETS	9,408	32,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	3,859	15,774
Short term borrowings from related party	41,881	-

TOTAL LIABILITIES	45,740	15,774

Stockholders’ Deficit
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 43,872,000 shares issued and outstanding at December 31, 2013 and 151,872,000 at December 31, 2012	4,387	15,187
Additional paid-in capital	67,292	56,493
Deficit accumulated during development stage	(108,011)	(55,143)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY	(36,332)	16,537

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	9,408	32,311

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
STATEMENT OF OPERATIONS

	For the years ended		Period from September 14, 2011 (Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
	$	$	$
Revenue	-	-	-

Operating expenses:
General and administrative:-
Consulting	5,000	11,000	16,000
Filing	3,646	5,538	9,184
Other costs	1,990	591	2,631
Professional fees
Accounting	2,900	2,500	5,400
Auditor’s fees	10,000	10,800	20,800
Legal fees	8,890	5,000	13,890
Setup costs	3,050	19,664	22,714
Research and development	14,300	-	14,300
Rental expense	3,092	-	3,092

Total operating expenses	(52,868)	(55,093)	(108,011)

Net loss	(52,868)	(55,093)	(108,011)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	-	-

Weighted-average number of common shares outstanding	124,354,192	138,135,344

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
for the period of SEPTEMBER 14, 2011 (INCEPTION) through DECEMBER 31, 2013

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Treasury	Total Stockholders’
	Shares	Amount	Capital	Stage	Stock	Deficit
		$	$	$	$	$

Inception (September 14, 2011)	-	-	-	-		-
					-
Common stock issued for cash at $0.00017 per share	132,000,000	13,200	8,800	-	-	22,000

Loss for the period	-	-	-	(50)	-	(50)

Balance at December 31, 2011	132,000,000	13,200	8,800	(50)	-	21,950

Common stock issued for cash at $0.0025 per share	19,872,000	1,987	47,693	-	-	49,680

Loss for the year	-	-	-	(55,093)	-	(55,093)

Balance at December 31, 2012	151,872,000	15,187	56,493	(55,143)	-	16,537

Acquisition of treasury stock, 108,000,000 for $1 per share	-	-	-	-	(1)	(1)

Retirement of treasury stock	(108,000,000)	(10,800)	10,799	-	1	-

Loss for the year	-	-	-	(52,868)	-	(52,868)

Balance at December 31, 2013	43,872,000	4,387	67,292	(108,011)	-	(36,332)

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
 (An Exploration Stage Company)
STATEMENT OF CASH FLOWS

	For the years ended		Period from September 14, 2011 (Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
	$	$	$
Cash Flows from Operating Activities

Net loss	(52,868)	(55,093)	(108,011)

Changes in operating assets and liabilities:
Accounts receivable	(2,458)	22,000	(2,458)
Accounts payable and accrued expenses	(11,915)	15,724	3,859
Net cash used in operating activities	(67,241)	(17,369)	(106,610)

Cash Flows from Investing Activities
Purchase of intangible assets	(6,950)	-	(6,950)
Net cash used in investing activities	(6,950)	-	(6,950)

Cash Flows from Financing Activities
Proceeds from short term borrowings	41,880	-	41,880
Proceeds from issuance of common stock	-	49,680	71,680
Net cash provided by financing activities	41,880	49,680	113,560

Movement in cash and cash equivalents	(32,311)	32,311	-

Cash and cash equivalents at beginning of the period	32,311	-	-

Cash and cash equivalents at end of the period	-	32,311	-

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

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2013, the Company has a working capital deficit of $43,282, a loss from operations of $52,868, accumulated losses from inception of $108,011 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Intellectual Properties
The Company has adopted the provisions of ASC 350-50, Website Development Costs. All costs incurred during the planning phase of a website are expensed as research and development.

Costs incurred in the development stage, including the purchase of a domain name, are capitalized and reviewed annually for impairment.

Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its website as incurred.

Once the website is available for use, the asset will be amortized over its useful life on a straight line basis, estimated to be 3 years, and is tested for impairment annually.

Oil and Gas Properties and Impairment
The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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

Impairment of Long Lived Assets
The Company reviews and evaluates long-term assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35 Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Term Assets.

Accounts payable and accrued expenses
Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at December 31, 2013, the Company had no potentially dilutive shares.

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

Treasury Stock
The Company accounts for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a component of retained earnings in our Balance Sheets. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consist of capitalised website development costs. Development costs of $6,950 relating to website creation, development and launch have been capitalised. Expenses incurred during the planning phase amounting to $14,300 have been expensed as research and development.

NOTE 4 – STOCKHOLDER’S EQUITY

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

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2013 and 2012 was as follows (assuming a 15% effective tax rate):

	December 31,	December 31,
	2013	2012
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	7,930	8,264
Change in valuation allowance	(7,930)	(8,264)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of December 31, 2013 and 2012 as follows:

Loss carry forwards	16,201	8,271
Less - Valuation allowance	(16,201)	(8,271)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2013, the Company had approximately $108,011 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. The objective of SFAS 157 (ASC 820) is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 (ASC 820) applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

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

Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	-	-	-	-
Total financial assets carried at fair value	-	-	-	-

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	32,311	-	-	32,311
Total financial assets carried at fair value	32,311	-	-	32,311

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

George Drazenovic - Director and greater than 10% stockholder

	December 31	December 31
	2013	2012
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party	41,881	-

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 8 – RECENT ACCOUNTING STANDARD UPDATES

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

Effective February 23, 2014, the Company entered into a lease assignment agreement with West Bakken Energy Holdings, Ltd. Pursuant to the terms of the lease assignment agreement, the Company has acquired an undivided one-hundred percent interest in West Bakken's interest (a net 50% working interest) in certain oil and gas properties comprising of 12,233.93 acres in Montana, owned by Hillcrest Resources Ltd.

As consideration, the Company has agreed to issue 1,100,000 shares of our common stock to West Bakken and to issue one share of common stock at a cost basis of $0.50 per share for the $550,000 paid by West Bakken to Hillcrest.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A. Controls and Procedures

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

We have carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this annual report.

Based on that evaluation, our president (our principal executive officer, principal financial officer and principal accounting officer) have concluded that our company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this annual report on Form 10-K.

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

Change in Internal Control over Financial Reporting

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
George Drazenovic	President, Secretary, Treasurer and Director	43	July 31, 2013

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

George Drazenovic – President, Secretary, Treasurer and Director

George Drazenovic was appointed as president, secretary, treasurer and director of our company on July 31, 2013. Mr. Drazenovic is an entrepreneur with a track record of incubating start-up ventures in a variety of sectors, including alternative energy, precious metals, oil and gas, and coal. As a Director, CFO and consultant for numerous junior publicly traded companies, he brings business development, planning and securities regulatory experience, and has raised in excess of $20 m. from hedge funds, brokerage houses and European banks for exploration and acquisitions.

Mr. Drazenovic holds an MBA in finance from the University of Notre Dame, a BA in economics from the University of British Columbia, and is a member in good standing with the Certified General Accountants of British Columbia and Vancouver Society of Chartered Financial Analysts. He is a featured lecturer for the CFA program and has taught at various post-secondary institutions on the topics of Fixed Income Securities, Financial Statement and Credit Analysis, Derivatives and Corporate Finance.

Our board of directors now consists solely of George Drazenovic. There have been no transactions between our company and George Drazenovic since our last fiscal year which would be required to be reported herein.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

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

Board’s Role in Risk Oversight

Our board assesses on an ongoing basis the risks faced by our company. These risks include financial, technological, competitive, and operational risks. Our board dedicates time at each of its meetings to review and consider the relevant risks faced by our company at that time. In addition, since our company does not have an audit committee, our board is also responsible for the assessment and oversight of our company’s financial risk exposures.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	our principal financial officer;
(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2013 and 2012; and
(d)
up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

George Drazenovic (1)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Secretary,	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Treasurer and Director

Ofir Ben Arzi(2)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President,	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Binyamin Brodman(3)	2013
Former Secretary and Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
_______________
(1)	George Drazenovic was appointed as president, secretary, treasurer and director of our company on July 31, 2013;
(2)	Ofir Ben Arzi resigned as president, chief executive officer, chief financial officer, treasurer and director of our company on July 31, 2013;
(3)	Binyamin Brodman resigned as secretary and director of our company on July 31, 2013.

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2013. From inception through December 31, 2013, we have not paid any compensation to our officers.

As of December 31, 2013, we had no employment agreements with any of our executive officers or employees.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2013, there were no employment or other contracts or arrangements with officers or directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Holdings

The following table sets forth, as of March 26, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
George Drazenovic Calgary, Alberta	Common	24,000,000	55%
Directors and Officers as a group	Common	24,000,000	55%
___________
(1)
Based on 43,872,000 shares of common stock issued and outstanding as of March 26, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

On September 30, 2011 we issued 1,400,000 shares of our common stock to our Director Ofir Ben Arzi for a total of $14,000. Payment was received by our company on February 7, 2012. The shares were issued the subscriber pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that the subscriber represented to us that he was not a “US Person” as such term is defined in Regulation S.

On September 30, 2011 we issued 800,000 shares of our common stock to our Director Binyamin Brodman for a total of $8,000. Payment was received by our company on February 7, 2012. The shares were issued to the subscriber pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that the subscriber represented to us that he was not a “US Person” as such term is defined in Regulation S.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2013 and for fiscal year ended December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2013	December 31, 2012
	$	$
Audit Fees	5,000	4,800
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	5,000	6,000
Total	10,000	10,800

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on March 20, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on March 20, 2012)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on September 20, 2013)
(10)	Material Contracts
10.1	Share Cancellation to Treasury Agreement (incorporated by reference to our Current Report on Form 8-K filed on September 20, 2013)
10.2	Lease Assignment Agreement between our company and West Bakken Energy Holdings, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2014)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: March 31, 2014	By:	/s/ George Drazenovic
George Drazenovic
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2014	By:	/s/ George Drazenovic
George Drazenovic
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)