Form 10-Q
period 2014-03-31
Black Stallion Oil & Gas Inc.
filed 2014-05-19
CIK 1542335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

43,872,000 common shares issued and outstanding as of May 15, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month periods ended March 31, 2014 and 2013 and cumulative from inception form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS (unaudited)
for the three month period ended MARCH 31, 2014

CONTENTS:

Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	F-2

Statements of Operations for the three months ended March 31, 2014 and 2013, and for the cumulative period from September 14, 2011 (date of inception) to March 31, 2014 (unaudited)	F-3

Statements of Stockholder's Deficit for the period from September 14, 2011 (date of inception) to March 31, 2014 (unaudited)	F-4

Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and for the cumulative period from September 14, 2011 (date of inception) to March 31, 2014 (unaudited)	F-5

Notes to Unaudited Interim Financial Statements	F-6

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
	$	$
ASSETS
Current Assets:
Prepaid expenses	2,458	2,458

Total current assets	2,458	2,458

Intangible assets, net	6,950	6,950

TOTAL ASSETS	9,408	9,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	11,377	3,859
Short-term borrowings from related party	55,041	41,881

Total Liabilities	66,418	45,740

Stockholders’ Deficit
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 43,872,000 shares issued and outstanding at March 31, 2014 and at December 31, 2013	4,387	4,387
Additional paid-in capital	67,292	67,292
Deficit accumulated during development stage	(128,689)	(108,011)

Total Stockholders’ Deficit	(57,010)	(36,332)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	9,408	9,408

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Cumulative from September 14, 2011 (Inception) to March 31,
	2014	2013	2014
	$	$	$
Revenue	-	-	-

Operating expenses:
General and administrative:-
Consulting	-	4,000	16,000
Filing fees	1,868	873	11,052
Franchise tax	400	-	400
Other costs	2,006	156	4,637
Professional fees:-
- Accounting	500	-	5,900
- Audit fees	6,000	8,400	26,800
- Legal fees	3,088	-	16,978
- Setup costs	-	300	22,714
Rental expense	3,687	-	6,779
Research and development	3,129	-	17,429

Total operating expenses	(20,678)	(13,729)	(128,689)

Net loss	(20,678)	(13,729)	(128,689)

Loss per share - basic and diluted:

Loss per share attributable to common stockholders	-	-

Weighted average number of common shares outstanding	43,782,000	151,872,000

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
for the period of SEPTEMBER 14, 2011 (INCEPTION) to MARCH 31, 2014
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Treasury	Total Stockholders’
	Shares	Amount	Capital	Stage	Stock	Deficit
		$	$	$	$	$
Inception (September 14, 2011)	-	-	-	-	-	-

Common stock issued for cash at $0.00017 per share	132,000,000	13,200	8,800	-		22,000

Loss for the period	-	-	-	(50)		(50)

Balance at December 31, 2011	132,000,000	13,200	8,800	(50)		21,950

Common stock issued for cash at $0.0025 per share	19,872,000	1,987	47,693	-		49,680

Loss for the year	-	-	-	(55,093)		(55,093)

Balance at December 31, 2012	151,872,000	15,187	56,493	(55,143)		16,537

Acquisition of treasury stock, 108,000,000 shares for $1	-	-	-	-	(1)	(1)
Retirement of treasury stock	(108,000,000)	(10,800)	10,799	-	1	-

Loss for the year	-	-	-	(52,868)		(52,868)

Balance at December 31, 2013	43,872,000	4,387	67,292	(108,011)		(36,332)

Loss for the period	-	-	-	(20,678)		(20,678)

Balance at March 31, 2014	43,872,000	4,387	67,292	(128,689)		(57,010)

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		Cumulative from September 14, 2011 (Inception) to March 31,
	2014	2013	2014
	$	$	$
Cash Flows from Operating Activities
Net loss	(20,678)	(13,729)	(128,689)

Changes in operating assets and liabilities
Accounts receivable and prepaid expenses	-	-	(2,458)
Accounts payable and accrued liabilities	7,518	(14,110)	11,377

Net cash used in operating activities	(13,160)	(27,839)	(119,770)

Cash Flows from Investing Activities
Purchase of intangible assets	-	-	(6,950)
Net cash used in Investing Activities	-	-	(6,950)

Cash Flows from Financing Activities
Proceeds from short-term borrowings	13,160	-	55,040
Proceeds from issuance of common stock	-	-	71,680
Net cash provided by financing activities	13,160	-	126,720

Decrease in cash and cash equivalents	-	(27,839)	-

Cash and cash equivalents at beginning of the period	-	32,311	-

Cash and cash equivalents at end of the period	-	4,472	-

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

Unaudited Interim Financial Statements
The interim financial statements of the Company as of March 31, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2014, and the results of its operations and its cash flows for the three month periods ended March 31, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2014 the Company has negative working capital of $63,960 and accumulated losses from operations of $128,689 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Accounts payable and accrued liabilities
Accounts payable and accrued liabilities are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at March 31, 2014, the Company had no potentially dilutive shares.

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consist of capitalised website development costs. As of March 31, 2014, development costs of $6,950 relating to website creation, development and launch have been capitalised. Expenses incurred during the planning phase amounting to $17,429 have been expensed as research and development.

NOTE 4 – SHORT-TERM BORROWINGS FROM RELATED PARTY
	March 31,	December 31,
	2014	2013
	$	$
Loans from related parties	55,041	41,881

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – STOCKHOLDER’S DEFICIT

Common Stock
On September 30, 2011, the Company issued 132,000,000 shares of common stock to the directors of the Company at a price of $0.00017 per share, for $22,000.

On September 10, 2012, the Company issued 19,872,000 free trading shares of common stock at $0.0025 per share to a total of 46 stockholders for consideration of $49,680.

On September 9, 2013, the Director then approved a sixty new, for one old share in a forward split of the Company's outstanding shares of common stock. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

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

NOTE 6 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended March 31, 2014 and 2013 were as follows (assuming a 15% effective tax rate):

	March 31,	March 31,
	2014	2013
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-
Deferred Tax Provision
Federal-
Loss carry forwards	3,102	2,059
Change in valuation allowance	(3,102)	(2,059)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of March 31, 2014 and December 31, 2013 as follows:

	March 31,	December 31,
	2014	2013
	$	$
Loss carry forwards	19,303	16,201
Less - Valuation allowance	(19,303)	(16,201)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended March 31, 2014 and December 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2014, the Company had approximately $128,689 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

George Drazenovic - Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	March 31,	December 31,
	2014	2013
	$	$
Balance sheets:
Short-term borrowings - Director	55,041	41,881

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 8 – RECENT ACCOUNTING STANDARDS UPDATES

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact to its financial statements.

NOTE 9 – SUBSEQUENT EVENTS

On February 23, 2014 the Company entered into a Lease Assignment Agreement with West Bakken Energy Holdings Ltd to acquire from an unaffiliated oil and gas company, an undivided 100% interests (a 50% working interest) in certain oil and gas properties, comprising approximately 12,233,93 acres of land located in Montana, United States.

As consideration, the Company has agreed to issue 1,100,000 shares of common stock to West Bakken Energy Holdings Ltd at a purchase price of $0.50 per share of common stock, for a total proceeds of $550,000. As of the date of this quarterly report the shares have not yet been issued by the Company.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Black Stallion Oil and Gas, Inc., unless otherwise indicated.

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

In connection with a change of management, our company changed our business plan to that of exploration and development of oil and gas properties.

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

Effective September 9, 2013, we entered into a share cancellation/return to treasury agreement with George Drazenovic, our sole officer and director, wherein Mr. Drazenovic agreed to the cancellation and return to treasury of 108,000,000 shares of common stock of our company held by him.

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

As consideration, we have agreed to issue 1,100,000 shares of our common stock to West Bakken and to issue one share of common stock at a cost basis of $0.50 per share for the $550,000 paid by West Bakken to Hillcrest. As of the date of this quarterly report the shares have not yet been issued by our company.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the periods ended March 31, 2014 and 2013 which are included herein.

Our operating results for the periods ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31,
	2014		2013
Revenue	$	Nil	$	Nil

Consulting fees	$	Nil		$4,000
Filing fees		$1,868		$873
Franchise tax		$400	$	Nil
Other costs		$2,006		$156
Professional fees:
- Accounting		$500	$	Nil
- Audit fees		$6,000		$8,400
- Legal fees		$3,088	$	Nil
- Setup costs	$	Nil		$300
Rental expense		$3,687	$	Nil
Research and development		$3,129	$	Nil
Net Income (Loss)		$(20,678)		$(13,729)

For the three months ended March 31, 2014 we had total operating expenses of $20,678 compared to $13,729 for the three month period ended March 31, 2013. The increase in operating expenses in primarily due to increases in filing fees, other costs, professional fees, rental expense and research and development expenses.

Since inception on September 14, 2011, we have earned no revenues and incurred expenses of $128,689 resulting in a cumulative net loss of $128,689.

Liquidity and Capital Resources

Working Capital

	At March 31, 2014	At December 31, 2013
Current Assets	$2,458	$2,458
Current Liabilities	$66,418	$45,740
Working Capital (Deficit)	$(63,960)	$(43,282)

Cash Flows

	Three Months Ended March 31,
	2014		2013
Net cash used in operating activities		$(13,160)		$(27,839)
Net cash provided by (used in) investing activities	$	Nil	$	Nil
Net cash provided by (financing activities		$13,160	$	Nil
Increase (decrease) in cash and cash equivalents	$	Nil		$(27,839)

As of March 31, 2014 we had total assets of $9,408, total liabilities of $66,418, and stockholders’ deficit of $57,010, compared to total assets of $9,408, total liabilities of $45,740 and stockholders’ deficit of $36,332 as of December 31, 2013.

Prepaid expenses as of March 31, 2014 remained unchanged from December 31, 2013. Our working capital deficit was $63,960 as at March 31, 2014 compared to a working capital of $43,282 as at December 31, 2013.

Net cash used in our operating activities during the three months ended March 31, 2014 was $13,160, as compared to net cash used in operating activities of $27,839 for the three months ended March 31, 2013.

Net cash in investing activities in the three months ended March 31, 2014 was $Nil, compared to $Nil in investing activities during the three months ended March 31, 2014.

Net cash provided by financing activities in the three months ended March 31, 2014 was $13,160, compared to $Nil in financing activities in the three months ended March 31, 2013. The net increase in cash provided by financing activities in 2014 resulted primarily from proceeds from short term borrowings.

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

We have sold $71,680 in equity securities to pay for our start-up operations. The president of our company has loaned the company $55,040 as of March 31, 2014.

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

Cash on hand as of March 31, 2014 was $Nil.

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

Earnings Per Share

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of our company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at March 31, 2014, our company had no potentially dilutive shares.

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

PART II – OTHER INFORMATION

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

None.

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
___________________
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

BLACK STALLION OIL AND GAS, INC.

Dated: May 19, 2014	By:	/s/ George Drazenovic
George Drazenovic
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)