Form 10-Q
period 2014-06-30
Black Stallion Oil & Gas Inc.
filed 2014-08-18
CIK 1542335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quartzzerly period ended June 30, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

43,872,000 common shares issued and outstanding as of August 14, 2014.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended June 30, 2014 and 2013 and cumulative from inception form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
INTERIM FINANCIAL STATEMENTS
for the six months ended JUNE 30, 2014
(unaudited)

CONTENTS:

Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	F-2

Statements of Operations for the three and six months ended June 30, 2014 and 2013, and for the cumulative period from September 14, 2011 (date of inception) to June 30, 2014 (unaudited)	F-3

Statements of Stockholder's Deficit for the period from September 14, 2011 (date of inception) to June 30, 2014 (unaudited)	F-4

Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and for the cumulative period from September 14, 2011 (date of inception) to June 30, 2014 (unaudited)	F-5

Notes to Unaudited Interim Financial Statements	F-6

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
BALANCE SHEETS
(in U.S. Dollars)

	June 30, 2014 (unaudited)	December 31, 2013
	$	$
ASSETS
Current Assets:
Prepaid expenses	2,458	2,458
Total current assets	2,458	2,458

Intangible assets, net	6,950	6,950

TOTAL ASSETS	9,408	9,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	12,477	3,859
Short-term borrowings from related party	63,971	41,881

Total Liabilities	76,448	45,740

Stockholders’ Deficit
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 43,872,000 shares issued and outstanding at June 30, 2014 and at December 31, 2013	4,387	4,387
Additional paid-in capital	67,292	67,292
Deficit accumulated during development stage	(138,719)	(108,011)

Total Stockholders’ Deficit	(67,040)	(36,332)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	9,408	9,408

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(in U.S. Dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from September 14, 2011 (Inception) to June 30,
	2014	2013	2014	2013	2014
	$	$	$	$	$

Revenue			-	-	-

Operating expenses:
General and administrative:-
Consulting	-	1,000	-	5,000	16,000
Filing fees	822	754	2,690	1,627	11,874
Franchise tax	-	-	400	-	400
Other costs	1,548	113	3,554	269	6,185
Professional fees:-
- Accounting	500	-	1,000	2,400	6,400
- Audit fees	2,000	1,500	8,000	7,500	28,800
- Legal fees	1,473	-	4,561	-	18,451
- Setup costs	-	300	-	600	22,714
Rental expense	3,687	-	7,374	-	10,466
Research and development	-	-	3,129	-	17,429

Total operating expenses	(10,030)	(3,667)	(30,708)	(17,396)	(138,719)

Net loss	(10,030)	(3,667)	(30,708)	(17,396)	(138,719)

Loss per share - basic and diluted:

Loss per share attributable to common stockholders	-	-	-	-

Weighted average number of common shares outstanding	43,872,000	151,872,000	43,782,000	151,872,000

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
for the period of SEPTEMBER 14, 2011 (INCEPTION) to JUNE 30, 2014
(in U.S. Dollars)
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Treasury	Total Stockholders’
	Shares	Amount	Capital	Stage	Stock	Deficit
		$	$	$	$	$

Inception (September 14, 2011)	-	-	-	-	-	-

Common stock issued for cash at $0.00017 per share	132,000,000	13,200	8,800	-	-	22,000

Loss for the period	-	-	-	(50)	-	(50)

Balance at December 31, 2011	132,000,000	13,200	8,800	(50)	-	21,950

Common stock issued for cash at $0.0025 per share	19,872,000	1,987	47,693	-	-	49,680

Loss for the year	-	-	-	(55,093)	-	(55,093)

Balance at December 31, 2012	151,872,000	15,187	56,493	(55,143)	-	16,537

Acquisition of treasury stock, 108,000,000 shares for $1	-	-	-	-	(1)	(1)
Retirement of treasury stock	(108,000,000)	(10,800)	10,799	-	1	-

Loss for the year	-	-	-	(52,868)	-	(52,868)

Balance at December 31, 2013	43,872,000	4,387	67,292	(108,011)	-	(36,332)

Loss for the period	-	-	-	(30,708)	-	(30,708)

Balance at June 30, 2014	43,872,000	4,387	67,292	(138,719)	-	(67,040)

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(in U.S. Dollars)
(unaudited)

	Six Months Ended June 30,		Cumulative from September 14, 2011 (Inception) to June 30,
	2014	2013	2014
	$	$	$
Cash Flows from Operating Activities

Net loss	(30,708)	(17,396)	(138,719)

Changes in operating assets and liabilities
Accounts receivable and prepaid expenses	-	-	(2,458)
Accounts payable and accrued liabilities	8,618	(14,564)	12,477

Net cash used in operating activities	(22,090)	(31,960)	(128,700)

Cash Flows from Investing Activities
Purchase of intangible assets	-	-	(6,950)
Net cash used in investing activities	-	-	(6,950)

Cash Flows from Financing Activities
Proceeds from short-term borrowings	22,090	-	63,970
Proceeds from issuance of common stock	-	-	71,680
Net cash provided by financing activities	22,090	-	135,650

Decrease in cash and cash equivalents	-	(31,960)	-

Cash and cash equivalents at beginning of the period	-	32,311	-

Cash and cash equivalents at end of the period	-	351	-

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

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

Unaudited Interim Financial Statements
The interim financial statements of the Company as of June 30, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2014, and the results of its operations and its cash flows for the six month period ended June 30, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2014 the Company has negative working capital of $73,990 and accumulated losses from operations of $138,719 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at June 30, 2014, the Company had no potentially dilutive shares.

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consist of capitalized website development costs. As of June 30, 2014, development costs of $6,950 relating to website creation, development and launch have been capitalized. Expenses incurred during the planning phase amounting to $17,429 have been expensed as research and development.

NOTE 4 – SHORT-TERM BORROWINGS FROM RELATED PARTY

	June 30,	December 31,
	2014	2013
	$	$

Loans from related parties	63,971	41,881

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

NOTE 6 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended June 30, 2014 and 2013 were as follows (assuming a 15% effective tax rate):

	June 30,	June 30,
	2014	2013
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	4,606	2,609
Change in valuation allowance	(4,606)	(2,609)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of June 30, 2014 and December 31, 2013 as follows:

	June 30,	December 31,
	2014	2013
	$	$

Loss carry forwards	20,807	16,201
Less - Valuation allowance	(20,807)	(16,201)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2014 and December 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2014, the Company had approximately $138,719 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2034.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

George Drazenovic - Director and greater than 10% stockholder

	June 30,	December 31,
	2014	2013
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Short-term borrowings - Director	63,971	41,881

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 8 – RECENT ACCOUNTING STANDARDS UPDATES

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification ("ASC") Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014, with early adoption permitted.

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

As consideration, the Company has agreed to issue 1,100,000 shares of common stock to West Bakken Energy Holdings Ltd at a purchase price of $0.50 per share of common stock, for a total proceeds of $550,000. As of the date of this quarterly report the shares have not been issued by the Company.

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

In addition to the name change, our board of directors and a majority of our shareholders approved a 60 new for 1 old forward split of our issued and outstanding shares of common stock. Consequently, our issued and outstanding common stock increased from 731,200 to 43,872,000 shares, all with a par value of $0.0001.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the periods ended June 30, 2014 and 2013 which are included herein.

Our operating results for the periods ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30,
	2014		2013
Revenue	$	Nil	$	Nil

Consulting fees	$	Nil		$1,000
Filing fees		$822		$754
Other costs		$1,548		$113
Professional fees:
- Accounting		$500	$	Nil
- Audit fees		$2,000		$1,500
- Legal fees		$1,473	$	Nil
- Setup costs	$	Nil		$300
Rental expense		$3,687	$	Nil
Net Income (Loss)		$(10,030)		$(3,667)

For the three months ended June 30, 2014 we had total operating expenses of $10,030 compared to $3,667 for the three month period ended June 30, 2013. The increase in operating expenses was primarily due to an increase in professional fees and rental of an office.

	Six Months Ended June 30,
	2014		2013
Revenue	$	Nil	$	Nil

Consulting fees	$	Nil		$5,000
Filing fees		$2,690		$1,627
Franchise tax		$400	$	Nil
Other costs		$3,554		$269
Professional fees:
- Accounting		$1,000	$	Nil
- Audit fees		$8,000		$9,900
- Legal fees		$4,561	$	Nil
- Setup costs	$	Nil		$600
Rental expense		$7,374	$	Nil
Research and development		$3,129	$	Nil
Net Income (Loss)		$(30,708)		$(17,396)

For the six months ended June 30, 2014 we had total operating expenses of $30,708 compared to $17,396 for the six month period ended June 30, 2013. The increase of $13,312 in operating expenses, which was primarily due to legal fees, our company renting office space and expenses paid towards establishing our company’s website.

Since inception on September 14, 2011 until June 30, 2014, we have earned no revenues and incurred expenses of $138,719 resulting in a cumulative net loss of $138,719.

Liquidity and Capital Resources

Working Capital

	At June 30, 2014	At December 31, 2013
Current Assets	$2,458	$2,458
Current Liabilities	$76,448	$45,740
Working Capital (Deficit)	$(73,990)	$(43,282)

Cash Flows

	Six Months Ended June 30,
	2014		2013
Net cash used in operating activities		$(22,090)		$(31,960)
Net cash provided by (used in) investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$22,090	$	Nil
Increase (decrease) in cash and cash equivalents	$	Nil		$(31,960)

As of June 30, 2014 we had total assets of $9,408, total liabilities of $76,448, and stockholders’ deficit of $67,040, compared to total assets of $9,408, total liabilities of $45,740 and stockholders’ deficit of $36,332 as of December 31, 2013.

Prepaid expenses relating to rental as of June 30, 2014 remained unchanged since December 31, 2013. Our working capital deficit was $73,990 as at June 30, 2014 compared to a working capital deficit of $43,282 as at December 31, 2013 due to an increase in short term borrowings for working capital purposes.

Net cash used in our operating activities during the six months ended June 30, 2014 was $22,090, as compared to net cash used in operating activities of $31,960 for the six months ended June 30, 2013.

Net cash in investing activities in the six months ended June 30, 2014 was $Nil, compared to $Nil in investing activities during the six months ended June 30, 2013.

Net cash provided by financing activities in the six months ended June 30, 2014 was $22,090, compared to $Nil in financing activities in the six months ended June 30, 2013. The net increase in cash provided by financing activities during the six months ended June 30, 2014 resulted primarily from proceeds from borrowings from the director and stockholder of our company for working capital purposes.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements as of December 31, 2013 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Our current cash balance is $Nil. We will therefore require further capital to cover the expenses we will incur during the next twelve months.

We have sold $71,680 in equity securities to pay for our start-up operations. The president of our company has loaned the company $63,971 as of June 30, 2014.

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

Cash on hand as of June 30, 2014 was $Nil.

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

Earnings Per Share

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of our company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at June 30, 2014, our company had no potentially dilutive shares.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification ("ASC") Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014, with early adoption permitted.

Our management does not believe that the adoption of recently issued accounting pronouncements will have a significant impact on our company's financial position, results of operations, or cash flows.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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
___________
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

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: August 18, 2014	By:	/s/ George Drazenovic
George Drazenovic
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)