Form 10-Q
period 2014-09-30
Black Stallion Oil & Gas Inc.
filed 2014-11-14
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCYPROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

43,872,000 common shares issued and outstanding as of November 10, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2014 and 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

3

BLACK STALLION OIL & GAS INC

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

for the nine months ended September 30, 2014

(unaudited)

CONTENTS:

Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	F-2

Statements of Operations for the three and nine months ended September 30, 2014 and 2013, and for the cumulative period from September 14, 2011 (date of inception) to September 30, 2014 (unaudited)	F-3

Statements of Stockholder's Deficit for the period from September 14, 2011 (date of inception) to September 30, 2014 (unaudited)	F-4

Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and for the cumulative period from September 14, 2011 (date of inception) to September 30, 2014 (unaudited)	F-5

Notes to Unaudited Interim Financial Statements	F-6

BLACK STALLION OIL & GAS INC

(An Exploration Stage Company)

BALANCE SHEETS

(in U.S. Dollars)

	September 30, 2014	December 31, 2013
	(unaudited)
	$	$
ASSETS
Current Assets:
Prepaid expenses	2,458	2,458
Total current assets	2,458	2,458

Intangible assets, net	6,371	6,950

TOTAL ASSETS	8,829	9,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	14,202	3,859
Short-term borrowings from related party	72,619	41,881

Total Liabilities	86,821	45,740

Stockholders’ Deficit
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 43,872,000 shares issued and outstanding at September 30, 2014 and at December 31, 2013	4,387	4,387
Additional paid-in capital	67,292	67,292
Deficit accumulated during development stage	(149,671)	(108,011)

Total Stockholders’ Deficit	(77,992)	(36,332)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	8,829	9,408

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from September 14, 2011 (Inception) to September 30,
	2014	2013	2014	2013	2014
	$	$	$	$	$

Revenue			-	-	-

Operating expenses:
General and administrative:
Amortisation	579	-	579	-	579
Consulting	-	-	-	5,000	16,000
Filing fees	1,644	-	4,334	1,627	13,518
Franchise tax	-	-	400	-	400
Other costs	639	40	4,193	309	6,824
Professional fees:-
- Accounting	500	-	1,500	2,400	6,900
- Audit fees	2,000	-	10,000	7,500	30,800
- Legal fees	1,540	6,237	6,101	6,237	19,991
- Setup costs	-	100	-	700	22,714
Rental expense	4,050	1,229	11,424	1,229	14,516
Research and development	-	-	3,129	-	17,429

Total operating expenses	(10,952)	(7,606)	(41,660)	(25,002)	(149,671)

Net loss	(10,952)	(7,606)	(41,660)	(25,002)	(149,671)

Loss per share - basic and diluted:

Loss per share attributable to common stockholders	-	-	-	-

Weighted average number of common shares outstanding	43,872,000	126,045,913	43,782,000	143,168,703

The accompanying notes are an integral part of these financial statements.

 BLACK STALLION OIL & GAS INC

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

for the period of SEPTEMBER 14, 2011 (INCEPTION) to SEPTEMBER 30, 2014

(in U.S. Dollars)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit During Development	Treasury	Total Stockholders’
	Shares	Amount	Capital	Stage	Stock	Deficit
		$	$	$	$	$

Inception (September 14, 2011)	-	-	-	-	-	-

Common stock issued for cash at $0.00017 per share	132,000,000	13,200	8,800	-	-	22,000

Loss for the period	-	-	-	(50)	-	(50)

Balance at December 31, 2011	132,000,000	13,200	8,800	(50)	-	21,950

Common stock issued for cash at $0.0025 per share	19,872,000	1,987	47,693	-	-	49,680

Loss for the year	-	-	-	(55,093)	-	(55,093)

Balance at December 31, 2012	151,872,000	15,187	56,493	(55,143)	-	16,537

Acquisition of treasury stock, 108,000,000 shares for $1	-	-	-	-	(1)	(1)
Retirement of treasury stock	(108,000,000)	(10,800)	10,799	-	1	-

Loss for the year	-	-	-	(52,868)	-	(52,868)

Balance at December 31, 2013	43,872,000	4,387	67,292	(108,011)	-	(36,332)

Loss for the period	-	-	-	(41,660)	-	(41,660)

Balance at September 30, 2014	43,872,000	4,387	67,292	(149,671)	-	(77,992)

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(unaudited)

	Nine Months Ended September 30,		Cumulative from September 14, 2011 (Inception) to September 30,
	2014	2013	2014
	$	$	$
Cash Flows from Operating Activities

Net loss	(41,660)	(25,002)	(149,671)

Non-cash expenses:
Amortization of intangible assets	579	-	579

Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	-	(1,230)	(2,458)
Accounts payable and accrued liabilities	10,343	(8,537)	14,202

Net cash used in operating activities	(30,738)	(34,769)	(137,348)

Cash Flows from Investing Activities
Purchase of intangible assets	-	-	(6,950)
Net cash used in investing activities	-	-	(6,950)

Cash Flows from Financing Activities
Proceeds from short-term borrowings	30,738	2,458	72,618
Proceeds from issuance of common stock	-	-	71,680
Net cash provided by financing activities	30,738	2,458	144,298

Decrease in cash and cash equivalents	-	(32,311)	-

Cash and cash equivalents at beginning of the period	-	32,311	-

Cash and cash equivalents at end of the period	-	-	-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2014, and the results of its operations and its cash flows for the nine month period ended September 30, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2014 the Company has negative working capital of $84,363 and accumulated losses from operations of $146,671 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2014, the Company had no potentially dilutive shares.

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

NOTE 3 – INTANGIBLE ASSETS

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		$	$	$

Intellectual property	3 years	6,950	(579)	6,371

Total intangible assets		6,950	(579)	6,371

Intangible assets consist of capitalised website development costs. Development costs of $6,950 relating to website creation, development and launch have been capitalised. The website entered its operating stage during July 2014. Amortisation expenses of $547 have been expensed during the period. Expenses incurred during the planning phase amounting to $17,429 have been expensed as research and development.

NOTE 4 – SHORT-TERM BORROWINGS FROM RELATED PARTY

	September 30,	December 31,
	2014	2013
	$	$

Loans1 from related parties	72,619	41,881

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

NOTE 6 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended September 30, 2014 and 2013 were as follows (assuming a 15% effective tax rate):

	September 30,	September 30,
	2014	2013
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	6,249	3,750
Change in valuation allowance	(6,249)	(3,750)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of September 30, 2014 and December 31, 2013 as follows:

	September 30,	December 31,
	2014	2013
	$	$

Loss carry forwards	22,450	16,201
Less - Valuation allowance	(22,450)	(16,201)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended September 30, 2014 and December 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2014, the Company had approximately $149,671 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2034.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

George Drazenovic  - Director and greater than 10% stockholder

	September 30,	December 31,
	2014	2013
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Short-term borrowings - Director	72,619	41,881

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

During October 2014, the Company completed a subscription agreement. The subscribers agreed to purchase 300,000 shares of common stock of the company at a subscription price of $0.50 per share for $150,000, subscription price. Attached to each share is a non-transferrable share purchase warrant exercisable at $1 per share.

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

Our Current Business

Effective February 23, 2014, we entered into a lease assignment agreement with West Bakken Energy Holdings, Ltd. Pursuant to the terms of the lease assignment agreement, we have acquired an undivided 100% interest in West Bakken's interest (a net 50% working interest) in certain oil and gas properties comprising of 12,233.93 acres in Montana, owned by Hillcrest Resources Ltd.

As consideration, we have agreed to issue 1,100,000 shares of our common stock to West Bakken and to issue one share of common stock at a cost basis of $0.50 per share for the $550,000 paid by West Bakken to Hillcrest. As of the date of this quarterly report the shares have not yet been issued by our company.

On October 17, 2014, our company entered into and closed a private placement for proceeds of $150,000. Pursuant to the private placement subscription agreement, we issued an aggregate of 300,000 units (each a “Unit”) to one investor at a subscription price of US $0.50 per Unit, with each Unit consisting of one common share and one non-transferable share purchase warrant. Each a Warrant is exercisable at US$1.00 until January 1, 2017.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the periods ended September 30, 2014 and 2013 which are included herein.

Our operating results for the three and nine month periods ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30,
	2014		2013
Amortization		$579	$	Nil
Filing fees		$1,644	$	Nil
Other costs		$639		$40
Professional fees:
- Accounting		$500	$	Nil
- Audit fees		$2,000	$	Nil
- Legal fees		$1,540		$6,237
- Setup costs	$	Nil		$100
Rental expense		$4,050		$1,229
Net Income (Loss)		$(10,952)		$(7,606)

For the three months ended September 30, 2014 we had total operating expenses of $10,952 compared to $7,606 for the three month period ended September 30, 2013. The increase of $3,346 in operating expenses was primarily due increases in amortization, filing fees, other costs, accounting and audit fees and rental expense.

	Nine Months Ended September 30,
	2014		2013
Amortization		$579	$	Nil
Consulting fees	$	Nil		$5,000
Filing fees		$4,334		$1,627
Franchise tax		$400	$	Nil
Other costs		$4,193		$309
Professional fees:
- Accounting		$1,500		$2,400
- Audit fees		$10,000		$7,500
- Legal fees		$6,101		$6,237
- Setup costs	$	Nil		$700
Rental expense		$11,424		$1,229
Research and development		$3,129	$	Nil
Net Income (Loss)		$(41,600)		$(25,002)

For the nine months ended September 30, 2014 we had total operating expenses of $41,600 compared to $25,002 for the nine month period ended September 30, 2013. The increase of $16,598 in operating expenses was primarily due to increases in amortization, filing fees, franchise tax, other costs, audit fees, rental expense and research and development.

Liquidity and Capital Resources

Working Capital

	At September 30, 2014	At December 31, 2013
Current Assets	$2,458	$2,458
Current Liabilities	$86,821	$45,740
Working Capital (Deficit)	$(84,363)	$(43,282)

Cash Flows

	Nine Months Ended September 30,
	2014		2013
Net cash used in operating activities		$(30,738)		$(34,769)
Net cash provided by (used in) investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$30,738		$2,458
Increase (decrease) in cash and cash equivalents	$	Nil		$(32,311)

As of September 30, 2014 we had total assets of $8,829, total liabilities of $86,821, and stockholders’ deficit of $77,992, compared to total assets of $9,408, total liabilities of $45,740 and stockholders’ deficit of $36,332 as of December 31, 2013.

Prepaid expenses relating to rental as of September 30, 2014 remained unchanged since December 31, 2013. Our working capital deficit was $84,363 as at September 30, 2014 compared to a working capital deficit of $43,282 as at December 31, 2013 due to a decrease in intangible assets offset by increases in accounts payable and accrued liabilities and short-term borrowings from related parties.

Net cash used in our operating activities during the nine months ended September 30, 2014 was $30,738, as compared to net cash used in operating activities of $34,769 for the nine months ended September 30, 2013.

Net cash attributed to investing activities in the nine months ended September 30, 2014 was $Nil, compared to $Nil in investing activities during the six months ended September 30, 2013.

Net cash provided by financing activities in the nine months ended September 30, 2014 was $30,738, compared to $2,458 in financing activities in the nine months ended September 30, 2013. The net increase in cash provided by financing activities during the nine months ended September 30, 2014 resulted primarily from an increase in proceeds from short-term borrowings.

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

We have sold $71,680 in equity securities to pay for our start-up operations. The president of our company has loaned the company $71,680 [BC1] as of September 30, 2014.

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

Cash on hand as of September 30, 2014 was $Nil.

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

Earnings Per Share

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of our company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2014, our company had no potentially dilutive shares.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 17, 2014, our company entered into and closed a private placement for proceeds of $150,000. Pursuant to the private placement subscription agreement, we issued an aggregate of 300,000 units (each a “Unit”) to one investor at a subscription price of $0.50 per Unit, with each Unit consisting of one common share and one non-transferable share purchase warrant. Each a Warrant is exercisable at $1.00 until January 1, 2017. These securities issued were issued to one non-US persons in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

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

_____________

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

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: November 14, 2014	By:	/s/ George Drazenovic
George Drazenovic
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

