Form 10-K
period 2014-12-31
Black Stallion Oil & Gas Inc.
filed 2015-03-31
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to________

Commission file number 333-180230

BLACK STALLION OIL AND GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	990373017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

548 Market Street, #59722, San Francisco, California	94101-5401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   713-821-1788

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2014 was $1,682,100 based on a $0.15 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

43,872,000 common shares as of March 24, 2015.

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

Our principal business address is 548 Market Street, #59722, San Francisco, California, 94101-5401. We have established a fiscal year end of December 31.

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

Our company’s new focus is to engage in oil and gas exploration, acquire and develop oil and gas properties, and sell oil and gas produced by these efforts.

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

As consideration, we have agreed to issue 1,100,000 shares of our common stock to West Bakken and to issue one share of common stock at a cost basis of $0.50 per share for the $550,000 paid by West Bakken to Hillcrest. As of the date of this annual report the shares have not yet been issued by our company.

On October 17, 2014, our company entered into and closed a private placement for proceeds of $150,000. Pursuant to the private placement subscription agreement, we issued an aggregate of 300,000 units (each a “Unit”) to one investor at a subscription price of $0.50 per Unit, with each Unit consisting of one common share and one non-transferable share purchase warrant. Each a Warrant is exercisable at $1.00 until January 1, 2017. As of the date of this annual report the shares have not yet been issued by our company.

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

Research and Development Costs During the Last Two Years

We have expended $17,429 in research and development costs related to website creation and development during the last two fiscal years.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark. We own the domain name for our website, www.blackstallionoil.com.

Employees

We are a development stage company and currently have no employees, other than our sole officer and director, George Drazenovic. Mr. Drazenovic currently devotes 40 hours per week to company matters. There are no formal employment agreements between our company and our current employee.

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

As of December 31, 2014, we have incurred accumulated net losses of $200,248. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control. Our profitability will require the successful commercialization of our oil and gas properties. We may not be able to successfully commercialize our properties or ever become profitable.

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

Our loss from operations for the twelve months ended December 31, 2014 was $92,237. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Item 2. Properties

Principal Executive Offices

We do not own any real property. We currently maintain our executive offices at 548 Market Street, #59722, San Francisco, California, 94101-5401. Our company pays rent of $1,229 per month for this space

Woodrow Prospect - Teton County, Montana

Effective February 23, 2014, we entered into a lease assignment agreement with West Bakken Energy Holdings, Ltd. Pursuant to the terms of the lease assignment agreement, we have acquired an undivided one-hundred percent interest in West Bakken's interest (a net 50% working interest) in certain oil and gas properties comprising of 12,233.93 acres in Montana, owned by Hillcrest Resources Ltd.

Black Stallion has secured the right to acquire 50% ownership in the large 12,233-acre Woodrow Prospect in Teton county, northwest Montana, within the Alberta Basin Bakken fairway.

Our company's Canadian National Instrument 51-101 Report (June 2014) estimates the Woodrow Prospect to represent net recoverable prospective resources for Black Stallion of 80.8 million barrels of oil (MMBO) and 16.9 billion cubic feet of natural gas (Bcf).[1]

Located due west of Williston Basin's prolific Montana-North Dakota Bakken, the Alberta Basin Bakken is expected to deliver approximately 2 to 3 billion barrels of recoverable oil.[2]

The province surrounding the Woodrow Prospect, meanwhile, may contain as much as 1 billion barrels of oil recoverable (Sandomierski et al., 2002).1

Advances in horizontal drilling and other modern techniques are being applied within the Alberta Basin Bakken, which features 20-30' of pay in its critical Middle Member (Sappington) compared to an average pay of 10' in the Williston Basin.[3]

Proximity to Production & Activity

Over 280 MMBO has been produced to date from 3 large fields between 12 to 40 miles from the Woodrow Prospect within the Alberta Basin Bakken.[4]

Interest in the Alberta Basin Bakken over the past few years has resulted in major industry players investing in excess of $180 million to acquire land in the fairway's southern region,[5] close to the Woodrow Prospect. Among the companies that have invested in the play are ExxonMobil (NYSE:XOM | Market Cap: $405.57B), Shell (NYSE:RDS.A | $228.06B), Occidental (NYSE:OXY | $68.72B), Encana (NYSE:ECA | $13.58B), and Crescent Point Energy (TSX:CPG | $16.38B), who is currently conducting high-impact exploration for conventional and unconventional oil opportunities.[6]

 ___________________

[1] Woodrow Prospect 51-101 report, B.L. Whelan, P. Geo., June 30, 2014.

[2] Hillcrest Resources Corporate Presentation, Jan. 2012.

[3] Norstra Energy website, Oct. 29, 2014.

[4] Primary Petroleum presentation, May 2013.

[5] DeeThree Exploration Annual Report, 2010.

[6] Crescent Point Energy website, Oct. 28, 2014.

Exploration activity nearby the Woodrow Prospect has included a $41M exploration program on an adjoining acreage, consisting of 3-D seismic, a 7 vertical well program, and a 3 horizontal well drilling program.[7]

The Woodrow Prospect is approximately 6 miles from good pipeline infrastructure, which has served Canadian production and the once prolific Cut Bank oil and gas field;[8] within 12 miles from the Pondera Field (30 MMBO); and 40 miles from a refinery at Great Falls, Montana.1

Horizons & Exploration Potential

In June 2014, our company received a Canadian National Instrument 51-101 Report from B.L. Whelan, P. Geo. on the 12-lease Woodrow Prospect.1 The author reviewed the available technical data, reports derived from the public domain, and information from wells within the leases and currently producing wells in adjacent fields.

The Whelan report concludes the Woodrow Prospect offers multiple opportunities for success in oil and gas production across multiple potential targets at shallow depths. The report also recommends an exploration program be carried out on the leases to determine the potential hydrocarbon content of the various formations.1 Our company is currently developing an exploration program to better determine the Woodrow Prospect's production potential.

The initial phase of the exploration program is expected to include 3-D seismic procedures and computer treatment of geological and geophysical data.

_________________

[7] Hillcrest Resources website, Oct. 30, 2013.

[8] American Association of Petroleum Geologists website, June 2011.

Geology & Targets

The multi-reservoir Woodrow Prospect lies along the eastern flank of the productive Sweetgrass Arch and at the western end of a province of heavy oil shows in the Jurassic Swift sandstone. The area is considered to be of high potential due to the possibility of traps in multiple zones. The prospect's shallow-depth targets include both heavy oil in the Jurassic Swift Formation (estimated at 1,500'), conventional oil in the Sun River (approximately 1,800'), Devonian Duperow and Nisku (estimated at 3,000' to 3,200'), and the Mississippian Bakken (estimated below 2,000'). The prospect also represents potential gas production from the Duperow as well as the Cretaceous Blackleaf, Cretaceous Bow Island, Dakota, and Cutbank Sands that are found at depths of less than 1,000'.1

Nearby Production & Prospect Shows

A major target of the Woodrow Prospect is the prolific Sun River Dolomite, which produces oil (30+ MMBO from approximately 350 wells) and gas at depths between 1,900' to 2,000' roughly 12 miles to the northwest in the Pondera Oilfield. A recent New Miami horizontal well to the northwest was successfully completed in the Sun River Dolomite with oil production tests in excess of 150 barrels of oil per day (bopd) next to vertical offsets producing 10 bopd, which indicates the economics of the Swift can be enhanced by horizontal drilling and completions.

Within the Woodrow Prospect leases, oil and gas have been produced from the Sun River in 4 wells. The Swift Formation has produced 1.5 MMBO in 2 fields 15 miles to the prospect's northeast. Within the Woodrow Prospect leases, the Swift is well developed with a section that is typically 25 to 53' thick, saturated with oil throughout, and possessing excellent porosity (14-30%) over large areas of the prospect. Reports of oil in the Swift have come from 3 wells drilled on the prospect.

Other hydrocarbon shows within the prospect have been associated with the Bow Island, Nisku and Duperow targets for a total of 12 wells within the Woodrow Prospect having hydrocarbon shows with 6 of those being vertical producers.1 The Bakken Formation continues to attract active leasing from various companies,1 including Anadarko Petroleum (NYSE: APC | $44.85B) taking 7 new Alberta Bakken permits and assuming ownership of 3 others in Toole County, Montana, in June 2014.[9]

Dee Three Exploration (TSX: DTX | $591.62M), meanwhile, has discovered an oil pool in the play running 14 miles long and 4 miles wide; had drilled 28 horizontal wells in the play as of year-end 2013 with reported production of approximately 4,000 barrels per day of light oil; and planned on drilling 18 more wells in the Alberta Bakken in 2014.[10]

Exploration & Development Program

Our company's initial exploration phase includes plans for a new 3-D seismic program and computer manipulation of data to determine the hydrocarbon potential of the leases. Following the seismic survey, a vertical well will be drilled to test the section. Depending upon the results discovered in the vertical well, a horizontal well program could be initiated to develop the various potential productive zones.

In particular, the Duperow should be considered for a horizontal drilling program to maximize the production potential.

___________________

[9] Oil and Gas Investor website, Aug. 18, 2014.

[10] Oil and Gas Enquirer website, Apr. 30, 2014.

Region - Alberta Basin Bakken

According to the American Association of Petroleum Geologists (AAPG), the Alberta Basin Bakken, which stretches from northwest Montana into Alberta, is a significant new Bakken Shale oil play.[11] While estimates vary, the consensus is that the Alberta Basin Bakken is expected to deliver approximately 2 to 3 billion barrels (BBO) of recoverable oil.[12]

The Alberta Basin Bakken is a proven hydrocarbon system,[13] with its first wells coming on stream in late 2010.[14]

Analog to Williston Basin Bakken

According to industry leaders, what makes the Alberta Bakken attractive is the potential and similarities it shares with the Williston Basin.[15] The Williston Basin's prolific Montana-North Dakota Bakken has become one of the most significant onshore oil developments in North America in decades.2

The US Geological Survey's (USGS) assessment of the Williston Basin region in 2013 concluded it contains an estimated mean of 6.7 trillion cubic feet (TCF) of recoverable natural gas and 7.5 BBO of recoverable oil (a twofold increase over the USGS's 2008 assessment).[16] Since the time of the 2008 USGS assessment, the Williston Basin has produced approximately 450 million barrels of oil (MMBO).[17]

Located due west of the Williston Basin is the Alberta Basin Bakken, which the AAPG considers to be an analog to existing Devonian shale oil production.11 While sharing many characteristics with the Williston Basin, the Alberta Basin Bakken features 20-30' of pay compared to an average of only 10' in the Williston Basin,[18] and lower drilling costs due to shallower burial depths and a different class of rig being required.12

Region Investment & Activity

Industry investment in the Alberta Basin Bakken to date, including investments in land, joint ventures, exploration and drilling, is estimated at approximately $500 million,15 with experienced companies largely tying up the region's lands at different times.[19]

In June 2014, Anadarko Petroleum (NYSE: APC | Market Cap: $44.85B) took 7 new Alberta Bakken permits and assumed ownership of 3 others in Toole County, Montana, for horizontal wildcats seeking Bakken pay. Included in the 10 permits is Bill Barret Corp.'s 2012 horizontal well, which found the Bakken at 3,200 feet in Rattlesnake Coulee Field. Anadarko's well completion plans filed with the state include 22 packers and 19 sleeves.[20]

DeeThree Exploration (TSX: DTX | $591.62M), meanwhile, has discovered an oil pool in the play running 14 miles long and 4 miles wide; had drilled 28 horizontal wells in the play as of year-end 2013 with reported production of approximately 4,000 barrels per day of light oil; and planned on drilling 18 more wells in the Alberta Bakken in 2014.[21]

______________________________

[11] American Association of Petroleum Geologists website, June 2011.

[12] Hillcrest Resources Corporate Presentation, Jan. 2012 & Jan. 2014.

[13] BMO Technical Update: The Alberta Bakken Petroleum System, Apr. 2011.

[14] Primary Petroleum presentation, May 2013.

[15] Petroleum News, May 6, 2012.

[16] US Geological Survey (USGS) website, May 2, 2013.

[17] USGS Assessment of Undiscovered Oil Resources in the Bakken and Three Forks Formations, 2013.

[18] Norstra Energy website, Oct. 29, 2014.

[19] Petroleum News, March 31, 2013.

[20] Oil and Gas Investor website, Aug. 18, 2014.

[21] Oil and Gas Enquirer website, Apr. 30, 2014.

While minimal news is available on the region's wells due to most of them being classified as confidential,15 as of 2011, Montana's most active driller, Newfield Exploration (NYSE:NFX | $4.01B), had drilled 7 vertical wells, completed and placed on production 2 horizontal wells, and announced that all of its Alberta Bakken wells to date had encountered oil.11

Other major players' activities in the Alberta Basin Bakken have included Murphy Oil (NYSE:MUR | $9.35B) drilling 2 appraisal wells of a 6-well program in 2011, and later announcing it hit oil in the region's Three Forks zone.15 As of early 2013, Murphy's initial well in the Three Forks zone had been on production for over 300 days and was still achieving rates near 200 barrels a day.[22] As of mid-2012, Shell (NYSE:RDS.A | $228.06B) had licensed 4 new wildcat horizontal wells in the Del Bonita area just north of the Montana border, with 1 well drilled.15

Other exploration plans by companies or their joint venture partners have included ExxonMobil (NYSE:XOM | $405.57B), Occidental (NYSE:OXY | $68.72B), Encana (NYSE:ECA | $13.58B), Rosetta Resources (NASDAQ:ROSE | $2.33B), and Crescent Point Energy (TSX:CPG | $16.38B), who is currently conducting high impact exploration on its Alberta Basin Bakken properties for both conventional and unconventional oil opportunities.[23]

______________

[22] Oil and Gas Inquirer website, Mar. 17, 2013.

[23] Crescent Point Energy website, Oct. 29, 2014.

Region Estimates & Production

Contributing to the overall consensus that the Alberta Basin Bakken will deliver approximately 2 to 3 BBO of recoverable oil is the estimate from global energy research firm, Wood Mackenzie, that 2.6 BBO may be recovered from the region.18

According to the AAPG, meanwhile, estimates of the total resource in place vary from 10 to 15 MMBO equivalent per square mile.11

Of the 130+ wells drilled in the Alberta Basin Bakken to test various reservoirs, most have used the modern technique of horizontal drilling,14 while 1 shale well in particular has been producing in northwest Montana for 35+ years.11

Region Exploration Details

While overall industry investment in the Alberta Basin Bakken is estimated at approximately $500 million,15 major industry players have invested in excess of $180 million in the region's southern area,[24] close to our company’s Woodrow Prospect.

In particular, Occidental Petroleum (NYSE:OXY | $68.72B) held a 32.5% interest in a property that directly adjoins Black Stallion's Woodrow Prospect,[25] where a $41-million exploration program for 2011/12 included 3-D seismic, a 7 vertical well program and 3 horizontal well drilling program.14

______________

[24] Dee Three Exploration Annual Report, 2010.

[25] Fairfield Sun Times website, Jan. 22, 2013.

Region & Geology

The Alberta Basin Bakken stretches for roughly 175 miles north-to-south by 50 miles east-to-west in northern Montana and southern Alberta.13

In Montana, the potential play area includes Glacier, Toole, Pondera and Teton counties. Where it extends across the border into Canada, the Bakken equivalent is known as the Exshaw.11 The region's dark, organic-rich shale is recognized as an excellent source rock that has produced much of the oil found in conventional reservoirs in Alberta.19

According to BMO Capital Markets, the Alberta Basin Bakken is interpreted as a Deep Basin Light Tight Oil resource play, with characteristics including pervasive petroleum saturation, upper and lower carbonate reservoir units, and proven production and hydrocarbon recoveries.13

The AAPG indicates that, as with the Williston Basin's Bakken to the east, the Alberta Basin Bakken represents attractive shale oil features, including multiple prospective zones – the Nisku, Bakken-Three Forks and Lodgepole formations – as well as other secondary targets.

The area also represents good pipeline infrastructure, which has served Canadian production and the once prolific Cut Bank oil and gas field.11

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)(2)
Quarter Ended	High	Low
December 31, 2014	$0.85	$0.15
September 30, 2014 (3)	$0.15	$0.15
June 30, 2014 (3)	$0.15	$0.15
March 31, 2014 (3)	$0.15	$0.15
December 31, 2013	$0.15	$0.00
September 30, 2013	$0.00	$0.00

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) The first trade of our common shares was on November 13, 2013.

(3) There were no trades of our shares during the quarter.

Our common shares are issued in registered form. Interwest Transfer Company, Inc., 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT 84117 (Telephone: 801-272-9294; Facsimile: 801-277-3147) is the registrar and transfer agent for our common shares.

Record Holders

As of March 24, 2015, we had outstanding 43,872,000 shares of common stock, which were held by 22 shareholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

We did not issue any equity securities which were not registered under the Securities Act during the year ended December 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our Current Reports on Form 8-K filed during the year ended December 31, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended December 31, 2014.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2014 and December 31, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2014 and 2013 which are included herein.

Our operating results for the years ended December 31, 2014 and 2013 are summarized as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenue	$-	$-

Amortization expense	$1,158	$-
Consulting fees	$35,000	$5,000
Filing fees	$3,776	$3,646
Other costs	$5,000	$1,990
Professional fees	$24,846	$24,840
Research and development	$3,129	$14,300
Rental expense	$11,061	$3,092
Website expenses	$8,267	$-
Net Loss	$(92,237)	$(52,868)

We had no revenue for the year ended December 31, 2014. For the year ended December 31, 2014 we had total operating expenses of $92,237 compared to $52,868 for the year ended December 31, 2013. The increase in operating expenses in primarily due to consulting fees paid for an evaluation of prospective resources in our company’s Woodrow Prospect in Teton County, Montana.

Liquidity and Capital Resources

Working Capital

	At December 31, 2014	At December 31, 2013
Current Assets	$26,568	$2,458
Current Liabilities	$10,929	$45,740
Working Capital (Deficit)	$15,639	$(43,282)

Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2013
Net Cash provided by (used in) Operating Activities	$(85,093)	$(67,241)
Net Cash provided by (used in) Investing Activities	$-	$(6,950)
Net Cash provided by (used in) Financing Activities	$109,203	$41,880
Increase (decrease) in cash and cash equivalents	$24,110	$(32,311)

As of December 31, 2014 we had total assets of $32,360, total liabilities of $10,929, and stockholders’ equity of $21,431, as compared to total assets of $9,408, total liabilities of $45,740 and stockholders’ deficit of $36,332 as of December 31, 2013.

We had cash and cash equivalents as of December 31, 2014 of $24,110. As of December 31, 2013 we did not have any cash and cash equivalents. Our working capital was $15,639 as at December 31, 2014 compared to a working capital deficit of $43,282 as at December 31, 2013.

Net cash used in our operating activities during the year ended December 31, 2014 was $85,093, as compared to net cash used in operating activities of $67,241 for the year ended December 31, 2013.

Net cash used in investing activities in the year ended December 31, 2014 was $0, compared to $6,950 used in investing activities during the year ended December 31, 2013.

Net cash provided by financing activities in the year ended December 31, 2014 was $109,203, compared to $41,880 provided by financing activities in year ended December 31, 2013. The net increase in cash provided by financing activities in 2014 resulted primarily from proceeds from a private placement of common stock and attached warrants.

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

Our current cash balance is $24,110. We will require further capital to cover the expenses we will incur during the next twelve months.

We have sold $221,680 in equity securities since our inception on September 14, 2011 to pay for our start-up operations. The president of our company has loaned our company $1,079 as of December 31, 2014.

Our plan of operation for the next twelve months is to pursue acquisition of leases and/or existing oil and gas wells which have potential for production, if revenues warrant.

We anticipate spending $60,000 on consulting fees, $50,000 on professional fees, which includes legal costs and fees payable for complying with our reporting obligations, $8,000 in general administrative costs and $2,000 in filing fees. Total expenditures over the next 12 months are therefore expected to be approximately $120,000.

Estimated Net Expenditures During the Next Twelve Months

Description	Amount
Consulting fees	$60,000
Filing fees	$2,000
Professional fees	$50,000
Other costs	$8,000
Total	$120,000

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

Cash on hand as of December 31, 2014 was $24,110.

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

Critical Accounting Policies

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.

Our company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ from those estimates.

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

Expenses subsequent to the launch will be expensed as research and development expenses. Our company will expense upgrades and revisions to our website as incurred.

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

Earnings per Share

Our company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For all years presented in the financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective years. Accordingly, basic shares equal diluted shares for all years presented.

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

Fair Value of Financial Instruments

Our company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

-	Level 1: Quoted prices in active markets for identical instruments;
-	Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);
-	Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Recent Accounting Pronouncements

In the period ended December 31, 2014, our company has elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows our company to remove the inception to date information and all references to development stage.

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

BLACK STALLION OIL AND GAS INC

FINANCIAL STATEMENTS

For the year ended DECEMBER 31, 2014

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Black Stallion Oil and Gas, Inc.

We have audited the accompanying balance sheets of Black Stallion Oil and Gas Inc (“the Company”) as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Stallion Oil and Gas Inc as of December 31, 2014 and 2013 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As of December 31, 2014, the Company has insufficient cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

March 18, 2015

BLACK STALLION OIL AND GAS INC

BALANCE SHEETS

(in U.S. Dollars)

as of

	December 31, 2014	December 31, 2013
	$	$
ASSETS
Current assets:
Cash and cash equivalents	24,110	-
Prepaid expenses	2,458	2,458
Total current assets	26,568	2,458

Intangible assets, net	5,792	6,950

TOTAL ASSETS	32,360	9,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	9,850	3,859
Loan from related party	1,079	41,881
Total Liabilities	10,929	45,740

Stockholders' Equity
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 43,872,000 shares issued and outstanding at December 31, 2014 and 2013	4,387	4,387
Additional paid-in capital	67,292	67,292
Common stock subscribed	150,000	-
Accumulated deficit	(200,248)	(108,011)

Total Stockholders’ Equity	21,431	(36,332)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	32,360	9,408

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS INC

STATEMENT OF OPERATIONS
(in U.S. Dollars)

	For the year ended
	December 31, 2014	December 31, 2013
	$	$

Revenue	-	-

Operating expenses:
General and administrative expenses :
Amortisation	1,158	-
Consulting	35,000	5,000
Filing	3,776	3,646
Other costs	5,000	1,990
Professional fees
Accounting	2,000	2,900
Auditor’s fees	12,000	10,000
Legal fees	10,846	8,890
Setup costs	-	3,050
Research and development	3,129	14,300
Rental expense	11,061	3,092
Website costs	8,267	-

Total operating expenses	(92,237)	(52,868)

Net loss	(92,237)	(52,868)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	-	-

Weighted-average number of common shares outstanding	43,872,000	124,354,192

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS INC

STATEMENT OF STOCKHOLDERS' EQUITY

for the year ended DECEMBER 31, 2014 and 2013

	Common Stock			Additional Paid-in	Common Stock	Accumulated	Treasury	Total Stockholders’
	Shares	Amount		Capital	Subscribed	Deficit	Stock	Equity
		$		$	$	$	$	$

Balance at January 1, 2013	151,872,000		15,187	56,493	-	(55,143)	-	16,537

Acquisition of treasury stock, 108,000,000 for $1 per share	-		-	-	-	-	(1)	(1)

Retirement of treasury stock	(108,000,000)		(10,800)	10,799	-	-	1	-

Loss for the year	-		-	-	-	(52,868)	-	(52,868)

Balance at December 31, 2013	43,872,000		4,387	67,292	-	(108,011)	-	(36,332)

Proceeds from stock subscription - private placement	-		-	-	150,000	-	-	150,000

Loss for the year	-		-	-	-	(92,237)	-	(92,237)

Balance at December 31, 2014	43,872,000		4,387	67,292	150,000	(200,248)	-	21,431

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS INC

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

	For the year ended
	December 31, 2014	December 31, 2013
	$	$
Cash Flows from Operating Activities

Net loss	(92,237)	(52,868)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	1,158	-

Changes in operating assets and liabilities:
Prepaid expenses	-	(2,458)
Accounts payable and accrued liabilities	5,986	(11,915)

Net cash used in operating activities	(85,093)	(67,241)

Cash Flows from Investing Activities
Purchase of intangible assets	-	(6,950)
Net cash used in investing activities	-	(6,950)

Cash Flows from Financing Activities
Proceeds from overdraft facilities	5	-
Proceeds from the sale of common stock and warrants - private placement	150,000	-
Proceeds from loan with related party	(40,802)	41,880
Net cash provided by financing activities	109,203	41,880

Movement in cash and cash equivalents	24,110	(32,311)

Cash and cash equivalents at beginning of the year	-	32,311

Cash and cash equivalents at end of the year	24,110	-

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS INC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Black Stallion Oil and Gas Inc (the “Company”) is a Delaware corporation. The Company's business plan involves exploration and development of oil and gas properties.

On September 10, 2013, the Company changed its name to Black Stallion Oil and Gas Inc (formerly Secure IT Corp) and changed its business plan to that of exploration and development of oil and gas properties.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2014, the Company has a loss of $92,237 and accumulated losses from operations of $200,248 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.

The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ from those estimates.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For all years presented in the financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective years. Accordingly, basic shares equal diluted shares for all years presented.

	December 31, 2014	December 31, 2013

Potentially dilutive securities were comprised of the following:

Warrants	300,000	-

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

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We do not believe that the adoption of the provisions of this ASU will have any impact on our results of operations, cash flows or financial condition.

Recently Adopted Accounting Pronouncements

In the period ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 3 – INTANGIBLE ASSETS, NET

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$

Intellectual property - website	6,950	(1,158)	5,792	3
Total finite-lived intangible assets	6,950	(1,158)	5,792

Intangible assets consist of capitalized website development costs. Development costs of $6,950 relating to website creation, development and launch have been capitalized. The website entered its operating stage during July 2014. Amortization expenses of $1,158 have been expensed during the year ended December 31, 2014. Expenses incurred during the planning phase amounting to $17,429 have been expensed as research and development.

The following table reflects the estimated future amortization expense for the Company’s finite-lived intangible assets as of December 31, 2014:

Estimated Amortization Expense
$

2015	2,317
2016	2,317
2017	1,158
Total	5,792

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

On September 27, 2014, the Company initiated a private placement for the sale of 300,000 units at $0.5 per unit. Each unit comprised of 1 share of common stock and 1 non-transferrable share purchase warrant. Each warrant is exercisable for a period of 2.27 years at an exercise price of $1 per share.

A total of 300,000 units were sold for proceeds of $150,000, cash. The fair market value of the common stock warrant was determined using the Black-Scholes valuation model and resulted in a valuation of $nil. As such, the $0.5 unit price was allocated $0.5 and $0 to the common stock and warrant, respectively.

Treasury Stock

Retirement of Treasury Stock

On September 9, 2013, the Company retired 108,000,000 shares of common stock. These retired shares are now included in the Company’s pool of authorized but unissued shares.

Warrants

A summary of warrant activity for the year ended December 31, 2014 is presented as follows:

Number of Warrants

Warrants outstanding at January 1, 2014	-
Issued	300,000
Warrants outstanding at December 31, 2014	300,000

NOTE 5 – INCOME TAXES

The provision / (benefit) for income taxes for the years ended December 31, 2014 and 2013 was as follows (assuming a 15% effective tax rate):

	December 31, 2014	December 31, 2013
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	13,836	7,930
Change in valuation allowance	(13,836)	(7,930)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of December 31, 2014 and 2013 as follows:

Loss carry forwards	30,037	16,201
Less - Valuation allowance	(30,037)	(16,201)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2014, the Company had approximately $200,248 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

The following entities have been identified as related parties :

George Drazenovic - Director and greater than 10% stockholder

	December 31, 2014	December 31, 2013
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan from related party - director	1,079	41,881

From time to time, the president and a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

The Company does not have employment contracts with its key employee, the controlling shareholder, officer and director of the Company.

NOTE 7 – SUBSEQUENT EVENTS

On February 23, 2014 the Company entered into a Lease Assignment Agreement with West Bakken Energy Holdings Ltd to acquire from an unaffiliated oil and gas company, an undivided 100% interests (a 50% working interest) in certain oil and gas properties, comprising approximately 12,233,93 acres of land located in Montana, United States.

As consideration, the Company has agreed to issue 1,100,000 shares of common stock to West Bakken Energy Holdings Ltd at a purchase price of $0.50 per share of common stock, for a total proceeds of $550,000. As of the date of this report the shares have not been issued by the Company. Shares are expected to be issued during the first quarter of 2015.

On September 27, 2014, the Company initiated a private placement for the sale of 300,000 units at $0.5 per unit for $150,000 cash. As of the date of this report the shares have not been issued by the Company. Shares are expected to be issued during the first quarter of 2015.

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

Based on that evaluation, our president (our principal executive officer, principal financial officer and principal accounting officer) has concluded that our company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this annual report on Form 10-K.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
George Drazenovic	President, Secretary, Treasurer and Director	44	July 31, 2013

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

George Drazenovic – President, Secretary, Treasurer and Director

George Drazenovic was appointed as president, secretary, treasurer and director of our company on July 31, 2013. Mr. Drazenovic is an entrepreneur with a track record of incubating start-up ventures in a variety of sectors, including alternative energy, precious metals, oil and gas, and coal. As a director, chief financial officer and consultant for numerous junior publicly traded companies, he brings business development, planning and securities regulatory experience, and has raised in excess of $20 million from hedge funds, brokerage houses and European banks for exploration and acquisitions.

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

Our board of directors consists solely of George Drazenovic. There have been no transactions between our company and George Drazenovic since our last fiscal year which would be required to be reported herein.

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

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2014 and 2013; and

(d)

up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Drazenovic(1)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Secretary, Treasurer and Director	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Ofir Ben Arzi(2)	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Binyamin Brodman(3)	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former Secretary and Director	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) George Drazenovic was appointed as president, secretary, treasurer and director of our company on July 31, 2013;

(2) Ofir Ben Arzi resigned as president, chief executive officer, chief financial officer, treasurer and director of our company on July 31, 2013;

(3) Binyamin Brodman resigned as secretary and director of our company on July 31, 2013.

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2014.

As of December 31, 2014, we had no employment agreements with any of our executive officers or employees.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2014, there were no employment or other contracts or arrangements with officers or directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Holdings

The following table sets forth, as of March 24, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
George Drazenovic (2) Calgary, Alberta	Common	24,000,000	55%
Directors and Officers as a group	Common	24,000,000	55%

(1)

Based on 43,872,000 shares of common stock issued and outstanding as of March 24, 2015. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	George Drazenovic has acted as our president, secretary, treasurer and director of our company since July 31, 2013;

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and for fiscal year ended December 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2014	December 31, 2013
Audit Fees	$12,000	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,000	$10,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on March 20, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on March 20, 2012)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on September 20, 2013)
(10)	Material Contracts
10.1	Share Cancellation to Treasury Agreement (incorporated by reference to our Current Report on Form 8-K filed on September 20, 2013)
10.2	Lease Assignment Agreement between our company and West Bakken Energy Holdings, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2014)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: March 31, 2015	By:	/s/ George Drazenovic
George Drazenovic
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2015	By:	/s/ George Drazenovic
George Drazenovic
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

