Form 10-Q
period 2015-03-31
Black Stallion Oil & Gas Inc.
filed 2015-05-19
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes    ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

43,872,000 common shares issued and outstanding as of May 19, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month periods ended March 31, 2015 and 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BLACK STALLION OIL AND GAS INC

INTERIM FINANCIAL STATEMENTS

for the three months ended March 31, 2015

(unaudited)

BLACK STALLION OIL AND GAS INC

BALANCE SHEETS

(in U.S. Dollars)

	March 31,	December 31,
	2015	2014
	$	$
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	799	24,110
Prepaid expenses	2,458	2,458
Accounts receivable - related party	896	-
Total current assets	4,153	26,568

Intangible assets, net	5,213	5,792

TOTAL ASSETS	9,366	32,360

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities :
Accounts payable and accrued liabilities	11,987	9,850
Loan from related party	-	1,079
Total liabilities	11,987	10,929

Stockholders' Deficit
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 43,872,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	4,387	4,387
Additional paid-in capital	67,292	67,292
Common stock subscribed	150,000	150,000
Accumulated deficit	(224,300)	(200,248)
Total Stockholders' Deficit	(2,621)	21,431

TOTAL LIABILTIES AND STOCKHOLDERS' DEFICIT	9,366	32,360

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS INC

STATEMENTS OF OPERATIONS

(in U.S. Dollars)

(unaudited)

	Three months ended March 31,
	2015	2014
	$	$

Revenue	-	-

Operating expenses:
General and administrative:
Amortisation	579	-
Consulting	10,000	-
Filing fees	338	1,868
Franchise tax	-	400
Other costs	1,186	2,006
Professional fees:
- Accounting	500	500
- Auditor's fees	6,000	6,000
- Legal fees	1,762	3,088
Rental expense	3,687	3,687
Research and development	-	3,129

Total operating expenses	(24,052)	(20,678)

Net loss	(24,052)	(20,678)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	-	-

Weighted-average number of common shares outstanding	43,872,000	43,782,000

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS INC

STATEMENT OF CASH FLOWS

(in U.S. Dollars)

(unaudited)

	Three months ended March 31,
	2015	2014
	$	$

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	(24,052)	(20,678)

Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Amortization expense	579	-

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,137	7,518
Net cash used in operating activities	(21,336)	(13,160)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
(Payments)/proceeds (to)/from loans with related parties	(1,975)	13,160
Net cash (used)/provided by financing activities	(1,975)	13,160

Decrease in cash and cash equivalents	(23,311)	-

Cash and cash equivalents at the beginning of the period	24,110	-

Cash and cash equivalents at the end of the period	799	-

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Black Stallion Oil and Gas, Inc (the “Company”) is a Delaware corporation. The Company's business plan involves exploration and development of oil and gas properties.

On September 10, 2013, the Company changed its name to Black Stallion Oil & Gas, Inc (formerly Secure IT Corp) and changed its business plan to that of exploration and development of oil and gas properties.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2015, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2015, and the results of its operations and its cash flows for the periods ended March 31, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2015, the Company has a loss of $24,052 and accumulated losses from operations of $224,300 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Property, plant and equipment

The Company does not own any property, plant and equipment.

Website Development

Under Accounting Standards Codification (“ASC”) 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company’s website development are expensed as incurred. The Company accounts for the development of its website by expensing all costs associated with the planning of the website as incurred and capitalizing the costs to develop the website. Once the website is available for use, the asset will be amortized over its useful life on a straight line basis, estimated to be 3 years, and tested for impairment annually.

Oil and Gas Properties and Impairment

The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

Oil and Gas Properties and Impairment

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

Impairment of Long Lived Assets

The Company reviews and evaluates long-term assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 360-35 Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Term Assets.

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

	March 31	March 31
	2015	2014
Potentially dilutive securities were comprised of the following:

Warrants	300,000	-

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

Level 1: Quoted prices in active markets for identical instruments;

Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);

Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Recent Accounting Standards Updates

In August 2014, FASB issued ASU No. 2014-15 “Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification ("ASC") Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after December 15, 2015, with early adoption permitted.

Recently Adopted Accounting Pronouncements

During 2014, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage. We do not believe that the adoption of any other recently issued accounting pronouncements in 2014 will have a significant impact on our financial position, results of operations, or cash flow.

NOTE 3 – INTANGIBLE ASSETS, NET

	Useful	Gross Carrying	Accumulated	Net Carrying
Finite lived intangible assets	Life	Amount	Amortization	Amount
		$	$	$

Intellectual property - website	3 years	6,950	(1,737)	5,213

Total identifiable intangible assets		6,950	(1,737)	5,213

Intangible assets consist of capitalised website development costs. Development costs of $6,950 relating to website creation, development and launch have been capitalised. The website entered its operating stage during July 2014. Amortisation expenses of $579 have been expensed during the three month period ended March 31, 2015.

The following table reflects the estimated future amortization expense for the Company’s finite-lived intangible assets as of March 31, 2015:

Estimated Amortization Expense
$
Remaining nine months of 2015	1,738
2016	2,317
2017	1,158
Total	5,213

NOTE 4 – STOCKHOLDERS' DEFICIT

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

Warrants

A summary of warrant activity for the period ended March 31, 2015 is presented as follows:

Number of Warrants
Warrants outstanding at January 1, 2015	300,000
Issued	-
Warrants outstanding at March 31, 2015	300,000

NOTE 5 – INCOME TAXES

The Company accounts for income taxes under standards issued by the FASB. Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $224,300 as of March 31, 2015, that will be offset against future taxable income. The available net operating loss carry forwards will expire in various years through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The components of these differences are as follows:

	March 31, 2015	March 31, 2014
	$	$

Net tax loss carry-forwards	24,052	20,678
Statutory rate	15%	15%
Expected tax recovery	3,608	3,102
Change in valuation allowance	(3,608)	(3,102)
Income tax provision	-	-

	March 31, 2015	December 31, 2014
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	33,645	30,037
Less: valuation allowance	(33,645)	(30,037)

NOTE 6 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

The following entities have been identified as related parties :

George Drazenovic - Director and greater than 10% stockholder

	March 31, 2015	December 31, 2014
	$	$
The following transactions were carried out with related parties:

Balance sheet:
Loan (to)/from related party	(896)	1,079

From time to time, the president and a stockholder of the Company provides advances to the Company for working capital purposes. These advances bear no interest and are due on demand.

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

As consideration, the Company has agreed to issue 1,100,000 shares of common stock to West Bakken Energy Holdings Ltd at a purchase price of $0.50 per share of common stock, for a total proceeds of $550,000. As of the date of this report the shares have not been issued by the Company. Shares are expected to be issued during 2015.

On September 27, 2014, the Company initiated a private placement for the sale of 300,000 units at $0.5 per unit for $150,000 cash. As of the date of this report the shares have not been issued by the Company. Shares are expected to be issued during the second quarter of 2015.

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

 Our company’s focus is to engage in oil and gas exploration, acquire and develop oil and gas properties, and sell oil and gas produced by these efforts

We plan to locate and lease existing wells for reactivation for the production of oil and gas that we will then sell, through an operator, to oil and gas brokers and gatherers. The gas sometimes may be sold directly to public utility companies.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the periods ended March 31, 2015 and 2014 which are included herein.

Our operating results for the three month periods ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31,
	2015		2014
Amortization		$579	$	Nil
Consulting fee		$10,000	$	Nil
Filing fees		$338		$1,868
Franchise tax	$	Nil		$400
Other costs		$1,186		$2,006
Professional fees:
- Accounting		$500		$500
- Audit fees		$6,000		$6,000
- Legal fees		$1,762		$3,088
- Research & Development	$	Nil		$3,129
Rental expense		$3,687		$3,687
Net Income (Loss)		$(24,052)		$(20,678)

For the three months ended March 31, 2015 we had total operating expenses of $24,052 compared to $20,678 for the three month period ended March 31, 2014. The increase in operating expenses was primarily due to incurring $10,000 in consulting fees, as compared to no consulting fees in the prior period.

Liquidity and Capital Resources

Working Capital

	At March 31, 2015	At December 31, 2014
Current Assets	$4,153	$26,568
Current Liabilities	$11,987	$10,929
Working Capital (Deficit)	$(7,834)	$(15,639)

Cash Flows

	Three Months Ended March 31,
	2015		2014
Net cash used in operating activities		$(21,336)		$(13,160)
Net cash provided by (used in) investing activities	$	Nil	$	Nil
Net cash (used in) provided by financing activities		$(1,975)		$13,160
Decrease in cash and cash equivalents		$(23,311)	$	Nil

As of March 31, 2015 we had total assets of $9,366, total liabilities of $11,987, and stockholders’ deficit of $2,621, compared to total assets of $32,360, total liabilities of $10,929 and stockholders’ equity of $21,431 as of December 31, 2014.

Prepaid expenses relating to rental as of March 31, 2015 remained unchanged since December 31, 2014. Our working capital deficit was $7,834 as at March 31, 2015 compared to working capital of $15,639 as at December 31, 2014 due to a decrease in cash and cash equivalents.

Net cash used in our operating activities during the three months ended March 31, 2015 was $21,336, as compared to net cash used in operating activities of $13,160 for the three months ended March 31, 2014.

Net cash attributed to investing activities in the three months ended March 31, 2015 was $Nil, compared to $Nil in investing activities during the three months ended March 31, 2014.

Net cash used by financing activities in the three months ended March 31, 2015 was $1,975, compared to $13,160 provided in financing activities in the three months ended March 31, 2014. The net decrease in cash provided by financing activities during the three months ended March 31, 2015 resulted primarily from the repayment of  short-term borrowings.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements as of December 31, 2014 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Cash on hand as of March 31, 2015 was $799.

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

Impairment of Long Lived Assets

Our company reviews and evaluates long-term assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When our company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 360-35 Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Term Assets.

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

Recent Accounting Standards Updates

In August 2014, FASB issued ASU No. 2014-15 “Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

Recently Adopted Accounting Pronouncements

During 2014, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage. We do not believe that the adoption of any other recently issued accounting pronouncements in 2014 will have a significant impact on our financial position, results of operations, or cash flow.

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

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

_________________

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

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: May 19, 2015	By:	/s/ George Drazenovic
George Drazenovic
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

