Form 10-Q
period 2015-06-30
Black Stallion Oil & Gas Inc.
filed 2015-08-19
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-180230

BLACK STALLION OIL AND GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	990373017
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

633 W. 5th Street, 26th Floor, Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

213-223-2071
(Registrant’s telephone number, including area code)

548 Market Street, #59722, San Francisco, California 94101-5401
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

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

43,872,000 common shares issued and outstanding as of August 12, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended June 30, 2015 and 2014 and cumulative from inception form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

3

BLACK STALLION OIL AND GAS, INC

INTERIM FINANCIAL STATEMENTS

(unaudited)

for the six months ended June 30, 2015

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Black Stallion Oil and Gas, Inc

We have reviewed the accompanying interim balance sheet of Black Stallion Oil and Gas, Inc as of June 30, 2015, and the related interim statements of operations changes in stockholders’ deficit and cash flows for the six month periods ended June 30, 2015 and 2014. These interim condensed financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Black Stallion Oil & Gas Inc (formerly Secure IT Corp) as of December 31, 2014, and the related statements of operations, stockholders‘ deficit, and cash flows for the year then ended and in our report dated March 18, 2015, we expressed an unqualified opinion, with an explanatory note on going concern, on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The interim financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not earned any revenues to cover its operating costs and and has therefore incurred operating losses since its inception. The Company also has insufficient cash to cover its short term obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See the notes to the financial statements for further information regarding this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

Jerusalem, Israel

August 12, 2015

BLACK STALLION OIL AND GAS, INC

BALANCE SHEETS

(in U.S. Dollars)

		June 30,	December 31,
		2015	2014
		$	$
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		239	24,110
Prepaid expenses		2,458	2,458
Total current assets		2,697	26,568

Intangible assets, net	3	4,634	5,792

TOTAL ASSETS		7,331	32,360

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities :
Accounts payable and accrued liabilities		17,508	9,850
Loan from related party		3,063	1,079
Total liabilities		20,571	10,929

Stockholders' Deficit	4
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 43,872,000 shares issued and outstanding at June 30, 2015 and December 31, 2014		4,387	4,387
Additional paid-in capital		67,292	67,292
Common stock subscribed		150,000	150,000
Accumulated deficit		(234,919)	(200,248)
Total Stockholders' Deficit		(13,240)	21,431

TOTAL LIABILTIES AND STOCKHOLDERS' DEFICIT		7,331	32,360

The interim financial statements set out on pages 2 to 13 have been accepted and approved by:

George Drazenovic
Director/President
Date: August 12, 2015

BLACK STALLION OIL AND GAS, INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	$	$	$	$

Revenue	-	-	-	-

Operating expenses:
General and administrative:-
Amortisation	1,158	-	579	-
Consulting	10,000	-	-	-
Filing fees	1,746	2,690	1,409	822
Franchise tax	-	400	-	-
Other costs	892	3,554	858	1,548
Professional fees:-
Accounting	1,000	1,000	500	500
Auditor'sfees	8,000	8,000	2,000	2,000
Legalfees	3,822	4,561	2,060	1,473
Rental expense	8,052	7,374	3,213	3,687
Research and development	-	3,129	-	-

Total operating expenses	(34,671)	(30,708)	(10,619)	(10,030)

Net loss	(34,671)	(30,708)	(10,619)	(10,030)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	43,872,000	43,782,000	43,872,000	43,782,000

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC

STATEMENT OF STOCKHOLDERS' DEFICIT

for the year ended December 31, 2014 and the six month period ended June 30, 2015

(unaudited)

	Common Stock		Additional paid-in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	capital	Subscribed	Deficit	Deficit
		$	$	$	$	$

Balance at January 1, 2014	43,872,000	4,387	67,292	-	(108,011)	(36,332)

Proceeds from stock subscription - private placement	-	-	-	150,000	-	150,000

Loss for the year	-	-	-	-	(92,237)	(92,237)

Balance at December 31, 2014	43,872,000	4,387	67,292	150,000	(200,248)	21,431

Loss for the period	-	-	-	-	(34,671)	(34,671)

Balance at June 30, 2015	43,872,000	4,387	67,292	150,000	(234,919)	(13,240)

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS, INC

STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2015	2014
	$	$

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	(34,671)	(30,708)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization expense	1,158	-

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,658	8,618
Net cash used in operating activities	(25,855)	(22,090)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
(Payments)/proceeds (to)/from loans with related parties	1,984	22,090
Net cash (used)/provided by financing activities	1,984	22,090

Decrease in cash and cash equivalents	(23,871)	-

Cash and cash equivalents at the beginning of the period	24,110	-

Cash and cash equivalents at the end of the period	239	-

The accompanying notes are an integral part of these financial statements

BLACK STALLION OIL AND GAS, INC

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2015, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2015, and the results of its operations and its cash flows for the periods ended June 30, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

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

BLACK STALLION OIL AND GAS, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued…)

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2015, the Company has a loss of $34,671 and accumulated losses from operations of $234,919 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

BLACK STALLION OIL AND GAS, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued…)

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

	June 30,	June 30,
	2015	2014
Potentially dilutive securities were comprised of the following:

Warrants	300,000	-

BLACK STALLION OIL AND GAS, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued…)

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

BLACK STALLION OIL AND GAS, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)

(unaudited)

NOTE 3 – INTANGIBLE ASSETS, NET

		Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount
Finite lived intangible assets		$	$	$

Intellectual property - website	3 years	6,950	(2,316)	4,634

Total identifiable intangible assets		6,950	(2,316)	4,634

Intangible assets consist of capitalised website development costs. Development costs of $6,950 relating to website creation, development and launch have been capitalised. The website entered its operating stage during July 2014. Amortisation expenses of $1,158 have been expensed during the six month period ended June 30, 2015.

The following table reflects the estimated future amortization expense for the Company’s finite-lived intangible assets as of June 30, 2015:

Estimated Amortization Expense
$
Remaining six months of 2015	1,158
2016	2,317
2017	1,159
Total	4,634

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

BLACK STALLION OIL AND GAS, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)

(unaudited)

NOTE 4 – STOCKHOLDERS' EQUITY (continued…)

Common Stock (continued…)

A total of 300,000 units were sold for proceeds of $150,000, cash. The fair market value of the common stock warrant was determined using the Black-Scholes valuation model and resulted in a valuation of $nil. As such, the $0.5 unit price was allocated $0.5 and $0 to the common stock and warrant, respectively.

Warrants

A summary of warrant activity for the period ended June 30, 2015 is presented as follows:

Number of Warrants
Warrants outstanding at January 1, 2015	300,000
Issued	-
Warrants outstanding at June 30, 2015	300,000

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $234,920 as of June 30, 2015, that will be offset against future taxable income. The available net operating loss carry forwards will expire in various years through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The components of these differences are as follows:

	June 30,	June 30,
	2015	2014
	$	$
Net tax loss carry-forwards	(34,671)	(30,708)
Statutory rate	15%	15%
Expected tax recovery	-5,201	-4,606
Change in valuation allowance	5,201	4,606
Income tax provision	-	-

	June 30	December 31
	2015	2014
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	35,238	30,037
Less: valuation allowance	(35,238)	(30,037)

BLACK STALLION OIL AND GAS, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)

(unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

The following entities have been identified as related parties:

George Drazenovic - Director and greater than 10% stockholder

	June 30,	December 31,
	2015	2014
The following transactions were carried out with related parties:	$	$

Balance sheet:
Loan (to)/ from related party - Director	3,063	1,079

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

Our principal business address is 633 W. 5th Street, 26th Floor, Los Angeles, CA, 90071. We have established a fiscal year end of December 31.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the periods ended June 30, 2015 and 2014 which are included herein.

Our operating results for the periods ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30,
	2015		2014
Revenue	$	Nil	$	Nil

Amortisation		$579	$	Nil
Filing fees		$1,409		$822
Other costs		$858		$1,548
Professional fees:
- Accounting		$500		$500
- Auditor's fees		$2,000		$2,000
- Legal fees		$2,060		$1,473
Rental expense		$3,213		$3,687
Net Income (Loss)		$(10,619)		$(10,030)

For the three months ended June 30, 2015 we had total operating expenses of $10,619 compared to $10,030 for the three month period ended June 30, 2014. The increase of $589 in operating expenses was primarily due to an increase in filing and legal fees.

	Six Months Ended June 30,
	2015		2014
Revenue	$	Nil	$	Nil

Amorisation		$1,158	$	Nil
Consulting fees		$10,000	$	Nil
Filing fees		$1,746		$2,690
Franchise tax	$	Nil		$400
Other costs		$892		$3,554
Professional fees:
- Accounting		$1,000		$1,000
- Auditor's fees		$8,000		$8,000
- Legal fees		$3,822		$4,561
Rental expense		$8,052		$7,374
Research and development	$	Nil		$3,129
Net Income (Loss)		$(34,671)		$(30,708)

For the six months ended June 30, 2015 we had total operating expenses of $34,671 compared to $30,708 for the six month period ended June 30, 2014. The increase of $3,963 in operating expenses was primarily due to an increase in consulting fees.

Since inception on September 14, 2011 until June 30, 2015, we have earned no revenues and incurred expenses of $234,919 resulting in a cumulative net loss of $234,919.

Liquidity and Capital Resources

Working Capital

	At June 30, 2015	At December 31, 2014
Current Assets	$2,697	$26,568
Current Liabilities	$20,571	$10,929
Working Capital (Deficit)	$(17,874)	$15,639

Cash Flows

	Six Months Ended June 30,
	2015		2014
Net cash used in operating activities		$(25,855)		$(22,090)
Net cash provided by (used in) investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$1,984		$22,090
Increase (decrease) in cash and cash equivalents		$(23,871)	$	Nil

As of June 30, 2015 we had total current assets of $2,697, total liabilities of $20,571 and stockholders’ deficit of $7,331, compared to total current assets of $26,568, total liabilities of $10,929 and stockholders’ deficit of $32,360 as of December 31, 2014.

Our working capital deficit was $17,874 as at June 30, 2015 compared to a working capital of $15,639 as at December 31, 2014 the deficit as at June 30, 2015 was due to reduced cash and cash equivalents and an increase in accounts payable and accrued liabilities.

Net cash used in our operating activities during the six months ended June 30, 2015 was $25,855, as compared to net cash used in operating activities of $22,090 for the six months ended June 30, 2014.

Net cash in investing activities in the six months ended June 30, 2014 was $Nil, compared to $Nil in investing activities during the six months ended June 30, 2014.

Net cash provided by financing activities in the six months ended June 30, 2015 was $1,984, compared to $22,090 in financing activities in the six months ended June 30, 2014. The difference in the cash provided by financing activities during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was to due proceeds from borrowings from the director and stockholder of our company for working capital purposes during June 30, 2014.

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

Our current cash balance is $239. We will therefore require further capital to cover the expenses we will incur during the next twelve months.

We have sold $71,680 in equity securities to pay for our start-up operations. The president of our company has loaned the company $◆ as of June 30, 2015.

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

Cash on hand as of June 30, 2015 was $239.

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

Recent Accounting Standards Updates

In August 2014, FASB issued ASU No. 2014-15 “Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Our company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

Recent Accounting Pronouncements

During 2014, our company elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows our company to remove the inception to date information and all references to development stage. We do not believe that the adoption of any other recently issued accounting pronouncements in 2014 will have a significant impact on our financial position, results of operations, or cash flow. Our management does not believe that the adoption of recently issued accounting pronouncements will have a significant impact on our company's

Off-Balance Sheet Arrangements

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We recently moved our office to 633 W. 5th Street, 26th Floor, Los Angeles, CA, 90071. The rationale for the move is to more closely align our exploratory and financing initiatives with greater access to a pool of geological and financial capital.

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

__________

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

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: August 19, 2015	By:	/s/ George Drazenovic
George Drazenovic
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

