Form 10-Q
period 2015-09-30
Black Stallion Oil & Gas Inc.
filed 2015-11-23
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 333-180230

BLACK STALLION OIL AND GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	990373017
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

633 W. 5th Street, 26th Floor, Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

213-223-2071
(Registrant's telephone number, including area code)

548 Market Street, #59722, San Francisco, California 94101-5401
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 45,638,090 and outstanding as of November 18, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2015 and 2014 and cumulative from inception form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

3

BLACK STALLION OIL AND GAS, INC

INTERIM FINANCIAL STATEMENTS

(unaudited)

for the nine months ended September 30, 2015

BLACK STALLION OIL AND GAS, INC
BALANCE SHEETS
(in U.S. Dollars)

	September 30	December 31
	2015	2014
	$	$
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	31,183	24,110
Prepaid expenses	2,458	2,458
Loan to related party	18,325
Total current assets	51,967	26,568

Intangible assets, net	4,055	5,792

TOTAL ASSETS	56,021	32,360

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	4,107	9,850
Loan from related party	-	1,079
Total liabilities	4,107	10,929

Stockholders' Deficit
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 43,872,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	4,387	4,387
Additional paid-in capital	217,292	67,292
Common stock subscribed	150,000	150,000
Accumulated deficit	(319,765)	(200,248)
Total Stockholders' Deficit	51,914	21,431

TOTAL LIABILTIES AND STOCKHOLDERS' DEFICIT	56,021	32,360

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	$	$	$	$

Revenue	-	-	-	-

Operating expenses:
General and administrative:-
Amortization	1,737	579	579	579
Consulting	16,000	-	6,000	-
Filing fees	15,006	4,334	13,259	1,644
Franchise tax	-	400	-	-
Other costs	17,501	4,193	17,407	639
Professional fees:-
-Accounting	1,000	1,500	-	500
-Auditor's fees	8,000	10,000	-	2,000
-Legal fees	15,666	6,101	11,843	1,540
-Investor relations	12,583	-	12,583	-
-Setup fee	12,900	-	12,900	-
Rental expense	12,125	11,424	3,275	4,050
Research and development	-	3,129	-	-
Website costs	7,000	-	7,000	-
Total operating expenses	(119,517)	(41,660)	(84,846)	(10,952)

Net loss	(119,517)	(41,660)	(77,846)	(10,952)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	43,872,000	43,782,000	43,872,000	43,782,000

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
STATEMENT OF STOCKHOLDERS' DEFICIT
for the year ended December 31, 2014 and the nine month period ended September 30, 2015
(unaudited)

	Common Stock		Additional paid-in	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	capital	Subscribed	Deficit	Deficit
		$	$	$	$	$

Balance at January 1, 2014	43,872,000	4,387	67,292	-	(108,011)	(36,332)

Proceeds from stock subscription - private placement	-	-	-	150,000	-	150,000

Loss for the year	-	-	-	-	(92,237)	(92,237)

Balance at December 31, 2014	43,872,000	4,387	67,292	150,000	(200,248)	21,431

Common stock subscribed			150,000			150,000
Loss for the period	-	-	-	-	(119,517)	(119,517)

Balance at September 30, 2015	43,872,000	4,387	217,292	150,000	(319,765)	51,914

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS, INC
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2015	2014
	$	$

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	(119,517)	(25,002)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization expense	1,737	-

Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	-	(1,230)
Accounts payable and accrued liabilities	(5,743)	(8,537)
Net cash used in operating activities	(123,523)	(34,769)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Additional paid in capital	150,000	-
(Payments)/proceeds (to)/from loans with related parties	(19,404)	2,458
Net cash (used)/provided by financing activities	130,596	2,458

Decrease in cash and cash equivalents	7,073	(32,311)

Cash and cash equivalents at the beginning of the period	24,110	32,311

Cash and cash equivalents at the end of the period	31,183	-

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Black Stallion Oil and Gas, Inc. (the "Company") is a Delaware corporation. The Company's business plan involves exploration and development of oil and gas properties.

On September 10, 2013, the Company changed its name to Black Stallion Oil & Gas, Inc (formerly Secure IT Corp) and changed its business plan to that of exploration and development of oil and gas properties.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2015, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2015, and the results of its operations and its cash flows for the periods ended September 30, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.

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

BLACK STALLION OIL AND GAS, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued…)

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2015, the Company has a loss of $119,517 and accumulated losses from operations of $319,765 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Property, plant and equipment

The Company does not own any property, plant and equipment.

Website Development

Under Accounting Standards Codification ("ASC") 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's website development are expensed as incurred. The Company accounts for the development of its website by expensing all costs associated with the planning of the website as incurred and capitalizing the costs to develop the website. Once the website is available for use, the asset will be amortized over its useful life on a straight line basis, estimated to be 3 years, and tested for impairment annually.

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

Income Taxes

Income taxes are accounted for in accordance with ASC Topic 740, "Income Taxes." Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For all years presented in the financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective years. Accordingly, basic shares equal diluted shares for all years presented.

	September 30	September 30
	2015	2014
Potentially dilutive securities were comprised of the following:

Warrants	300,000	-

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

Recent Accounting Standards Updates

In August 2014, FASB issued ASU No. 2014-15 "Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification ("ASC") Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after December 15, 2015, with early adoption permitted.

Recently Adopted Accounting Pronouncements

During 2014, the Company elected to early adopt Accounting Standards Update ("ASU") No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage. We do not believe that the adoption of any other recently issued accounting pronouncements in 2014 will have a significant impact on our financial position, results of operations, or cash flow.

BLACK STALLION OIL AND GAS, INC
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)
(unaudited)

NOTE 3 – INTANGIBLE ASSETS, NET

	Useful	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount
Finite lived intangible assets		$	$	$

Intellectual property - website	3 years	6,950	(2,895)	4,055

Total identifiable intangible assets		6,950	(2,895)	4,055

Intangible assets consist of capitalised website development costs. Development costs of $6,950 relating to website creation, development and launch have been capitalised. The website entered its operating stage during July 2014. Amortization expenses of $1,737 have been expensed during the nine month period ended September 30, 2015.

The following table reflects the estimated future amortization expense for the Company's finite-lived intangible assets as of September 30, 2015:

Estimated Amortization Expense
$
Remaining three months of 2015	579
2016	2,317
2017	1,159
Total	4,055

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

On September 27, 2014, the Company initiated a private placement for the sale of 300,000 units at $0.5 per unit. Each unit comprised of 1 share of common stock and 1 non-transferrable share purchase warrant. Each warrant is exercisable for a period of 2.27 years at an exercise price of $1 per share. On August 19, 2015, the Company issued 1,100,000 shares to complete the agreement with West Bakken regarding an agreement to acquire the original 50% interest in the Woodrow leases.

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

Warrants

A summary of warrant activity for the period ended September 30, 2015 is presented as follows:

Number of Warrants
Warrants outstanding at January 1, 2015	300,000
Issued	-
Warrants outstanding at September 30, 2015	300,000

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $234,920 as of September 30, 2015, that will be offset against future taxable income. The available net operating loss carry forwards will expire in various years through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

	September 30	September 30
The components of these differences are as follows:	2015	2014
	$	$
Net tax loss carry-forwards	(119,517)	(41,660)
Statutory rate	15%	15%
Expected tax recovery	(17,928)	(6,249)
Change in valuation allowance	17,928	6,249
Income tax provision	-	-

	September 30	December 31
	2015	2014
Components of deferred tax assets:	$	$
Non capital tax loss carry forwards	47,965	30,037
Less: valuation allowance	(47,965)	(30,037)

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

The following entities have been identified as related parties :

George Drazenovic - Director and greater than 10% stockholder

	September 30	December 31
	2015	2014
The following transactions were carried out with related parties:	$	$

Balance sheet:
Loan (to)/from related party - Director	(18,325)	1,079

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Black Stallion Oil and Gas, Inc., unless otherwise indicated.

General Overview

We were incorporated in the state of Delaware on September 14, 2011.

Our principal business address is 633 W. 5th Street, 26th Floor, Los Angeles, CA, 90071. We have established a fiscal year end of December 31.

Our company's focus is to engage in oil and gas exploration, acquire and develop oil and gas properties, and sell oil and gas produced by these efforts.

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

As consideration, we have agreed to issue 1,100,000 shares of our common stock to West Bakken and to issue one share of common stock at a cost basis of $0.50 per share for the $550,000 paid by West Bakken to Hillcrest. The shares were issued October 27, 2015.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the periods ended September 30, 2015 and 2014 which are included herein.

Our operating results for the periods ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30,
	2015		2014
Revenue	$	Nil	$	Nil

Amortization		$579		$579
Consulting		$6,000	$	Nil
Filing fees		$13,259		$1,644
Other costs		$17,407		$639
Professional fees:
-Accounting	$	Nil		$500
-Auditor's fees	$	Nil		$2,000
-Legal fees		$11,843		$1,540
-Investor relations		$12,583	$	Nil
-Setup fee		$12,900	$	Nil
Rental expense		$3,275		$4,050
Website costs		$7,000	$	Nil
Net Income (Loss)		$(84,846)		$(10,952)

For the three months ended September 30, 2015 we had total operating expenses of $84,846 compared to $10,952 for the three month period ended September 30, 2014. The increase of $73,849 in operating expenses was primarily due to an increase in other costs which consist of regulatory filing fees, an increase in legal fees, investor relations fees and consulting fees for geological work. Our company also incurred fees for our new company website.

	Nine Months Ended September 30,
	2015		2014
Revenue	$	Nil	$	Nil

Amorization		$1,737		$579
Consulting fees		$16,000	$	Nil
Filing fees		$15,006		$4,334
Franchise tax	$	Nil		$400
Other costs		$17,501		$4,193
Professional fees:
-Accounting		$1,000		$1,500
-Auditor's fees		$8,000		$10,000
-Legal fees		$15,666		$6,101
-Investor relations		$12,583	$	Nil
-Setup		$12,900	$	Nil
Rental expense		$12,125		$11,424
Research and development	$	Nil		$3,129
Net Income (Loss)		$(119,517)		$(41,600)

For the nine months ended September 30, 2015 we had total operating expenses of $119,517 compared to $41,600 for the nine month period ended September 30, 2014. The increase of $77,917 in operating expenses was primarily due to an increase in consulting and filing fees, an increase in other costs which consist of an increase in legal fees, investor relations fees and the regulatory application new in 2015.

Since inception on September 14, 2011 until September 30, 2015, we have earned no revenues and incurred expenses of $319,765 resulting in a cumulative net loss of $319,765.

Liquidity and Capital Resources

Working Capital

	At September 30, 2015	At December 31, 2014
Current Assets	$51,967	$26,568
Current Liabilities	$4,107	$10,929
Working Capital (Deficit)	$47,860	$15,639

Cash Flows

	Nine Months Ended September 30,
	2015		2014
Net cash used in operating activities		$(123,523)		$(30,738)
Net cash provided by (used in) investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$130,596		$2,458
Increase (decrease) in cash and cash equivalents		$7,073		$(32,311)

As of September 30, 2015 we had total current assets of $51,967, total liabilities of $4,107 and stockholders' deficit of $56,021, compared to total current assets of $26,568, total liabilities of $10,929 and stockholders' deficit of $32,360 as of December 31, 2014.

Our working capital was $47,860 as at September 30, 2015 compared to a working capital of $15,639 as at December 31, 2014 the increase of working capital as at September 30, 2015 was primarily due to a loan from a related party.

Net cash used in our operating activities during the nine months ended September 30, 2015 was $123,523, as compared to net cash used in operating activities of $30,738 for the nine months ended September 30, 2014.

Net cash in investing activities in the nine months ended September 30, 2014 was $Nil, compared to $Nil in investing activities during the nine months ended September 30, 2014.

Net cash provided by financing activities in the nine months ended September 30, 2015 was $130,596, compared to $30,738 in financing activities in the nine months ended September 30, 2014. The difference in the cash provided by financing activities during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was to due to the sale of units during the period ended September 30, 2015.

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

Our current cash balance is $31,183. We will therefore require further capital to cover the expenses we will incur during the next twelve months.

We have sold $150,000 in equity securities to pay for our start-up operations.

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

Cash and cash equivalents as of September 30, 2015 was $31,183.

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

Website Development

Under Accounting Standards Codification ("ASC") 350-50 – Intangibles – Goodwill and Other – Website Development Costs, costs and expenses incurred during the planning and operating stages of our company's website development are expensed as incurred. Our company accounts for the development of our website by expensing all costs associated with the planning of the website as incurred and capitalizing the costs to develop the website. Once the website is available for use, the asset will be amortized over its useful life on a straight line basis, estimated to be 3 years, and tested for impairment annually.

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

Income Taxes

Income taxes are accounted for in accordance with ASC Topic 740, "Income Taxes." Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share

Our company computes net loss per share in accordance with ASC 260, "Earnings per Share" ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of our company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2015, our company had no potentially dilutive shares.

Recent Accounting Standards Updates

In August 2014, FASB issued ASU No. 2014-15 "Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Our company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification ("ASC") Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014 and for interim reporting periods beginning after December 15, 2015, with early adoption permitted.

Recent Accounting Pronouncements

During 2014, our company elected to early adopt Accounting Standards Update ("ASU") No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows our company to remove the inception to date information and all references to development stage. We do not believe that the adoption of any other recently issued accounting pronouncements in 2014 will have a significant impact on our financial position, results of operations, or cash flow. Our management does not believe that the adoption of recently issued accounting pronouncements will have a significant impact on our company's

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

As a "smaller reporting company" we are not required to provide the information required by this Item.

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

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: November 23, 2015	By:	/s/ George Drazenovic
George Drazenovic
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

