Form 10-K
period 2015-12-31
Black Stallion Oil & Gas Inc.
filed 2016-04-05
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant's telephone number, including area code: 213-223-2071

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2015 was $22,256,640 based on a $1.12 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

45,638,090 common shares as of March 16, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "Black Stallion", "we", "us", "our" and "our company" refer to Black Stallion Oil and Gas, Inc., unless otherwise indicated.

General Overview

We were incorporated in the state of Delaware on September 14, 2011. Our original business plan was to sell high end vinyl car wraps though the internet to garages and car accessories shops on-line and to eventually sell to the retail consumer, specific car wraps for customized to different cars and models.

Our principal business address is 633 W. 5th Street, 26th Floor, Los Angeles, CA 90071. We have established a fiscal year end of December 31.

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

These amendments were approved by the Financial Industry Regulatory Authority (FINRA). The forward split and name change became effective on the OTC Markets at the opening of trading on September 18, 2013. Our trading symbol is "BLKG". Our CUSIP number is 09225H 102.

In connection with a change of management, our company changed our business plan to that of exploration and development of oil and gas properties.

Our company's new focus is to engage in oil and gas exploration, acquire and develop oil and gas properties, and sell oil and gas produced by these efforts.

We plan to locate and lease existing wells for reactivation for the production of oil and gas that we will then sell, through an operator, to oil and gas brokers and gatherers. The gas sometimes may be sold directly to public utility companies.

During the year, our company consolidated a 100% working interest in 12,233.93 acres in oil and gas leases in Teton County, Montana. It also engaged an independent geological firm to identify the most prospective zones and recommendations for additional detailed analysis for these leases.

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

As consideration, we have agreed to issue 1,100,000 shares of our common stock to West Bakken and to issue one share of common stock at a cost basis of $0.50 per share for the $550,000 paid by West Bakken to Hillcrest. On August 17, 2015, we issued 1,100,000 shares of our common stock to West Bakken pursuant to the lease assignment agreement.

Effective September 18, 2015, the company entered into a Master Services Consulting Agreement with Sproule International Limited, a petroleum consulting firm. In accordance with the terms of the agreement, Sproule will conduct a work program on our Woodrow prospect.

Details Of Work Program & Sproule's Involvement

Phase I: Initial Regional Review of Prospect

Regional compilation and synthesis of information on the study area, including a review of the following potential materials:

•	Any existing studies or databases such as the June 30, 2014 evaluation of prospective resources undertaken by B. Whelan

•	The Hydrodynamic Atlas of the Williston Basin

•	Land sale data

•	Well locations, tops, shows, production history

•	The Exshaw Resource Play Microstudy

•	Discovery Digest and Spark publications

•	Internet search materials

•	Montana State publically available files

•	Publically available satellite imagery and digital elevation data

•	A basemap from seismic vendors of available 2D & 3D seismic data for purchase

•	Available data from nearby analogue fields along with their well test and production data

•	Any available DST test reports, production test results, production logging interpretations, monthly production volumes by well and pressure histories obtained from the areas of interest

•	Any available reservoir fluid property test reports as well as laboratory PVT test reports

Phase II: Enhanced Technical Studies

Phase II will summarize prospect identification and drilling recommendations. These studies may include:

•	QC review of potentially purchased 2D or 3D seismic trade data from third party vendors

•	Interpretation of the purchased seismic data and integration with available or purchased well data

•	Identification of prospects and leads

•	Prepare a seismic acquisition program to compliment industry trade seismic data if required

•	Interpret potentially acquired seismic

•	Finalize geophysical interpretation and synthesis on analogue petrophysical, geophysical, geological, and engineering data

•	Identify and recommend a drilling location

•	Develop prognosis for exploration well target

•	Canvas drilling and completion service providers for indicative costs

•	Preliminary economics to determine if drilling warranted

•	Present report on drilling prospect including summary of actions for Phase III

•

At the Company's discretion, an NI51-101 compliant Prospective Resource report could be provided at the end of Phase II, summarizing the low, best, and high estimates of petroleum initially-in-place and the undiscovered prospective resources for any prospects identified during Phase II.

Phase III: Drilling and Completion Recommendations

Phase III would involve work on finalizing plans for drilling and completions. These studies may include:

•	Finalize geophysical and geological interpretation

•	Finalize recommendations on drilling and completions programs

•	Final pre-drill economic evaluation

•	Establish development plan

•	Present report on above recommendations

Phase IV: Drilling and Completion of the Well

Should our company wish to proceed after review of the findings of the Phase III drilling and completion recommendations, Sproule will provide technical assistance to the Company's drilling, completions and testing contractors as required.

On October 17, 2014, our company entered into and closed a private placement for proceeds of $150,000. Pursuant to the private placement subscription agreement, we issued an aggregate of 300,000 units (each a "Unit") to one investor at a subscription price of $0.50 per Unit, with each Unit consisting of one common share and one non-transferable share purchase warrant. Each a Warrant is exercisable at $1.00 until January 1, 2017. As of the date of this annual report the shares have not yet been issued by our company.

On October 2, 2015, we entered into a lease assignment agreement to acquire the remaining 50% working interest in certain oil and gas properties comprising of 12,233.93 acres in Montana, owned by Hillcrest Resources Ltd. As consideration, we agreed to issue pay Hillcrest Resources Ltd. $50,000 in cash, 250,000 shares of our common stock on the closing date, and 250,000 shares of our common stock on the date on which Black Stallion spuds its first well on the property.

Effective October 15, 2015, we closed a private placement by issuing 300,000 units at a price of $0.50 per unit, for gross proceeds of $150,000. Each unit consists of one share of common stock and one non-transferable common stock purchase warrant. As of the date of this annual report the shares have not yet been issued by our company.

Effective October 15, 2015, we closed a private placement by issuing 50,000 units at a price of $1.00 per unit, for gross proceeds of $50,000. Each unit consists of one share of common stock and one non-transferable common stock purchase warrant. Each warrant is exercisable until January 1, 2017 at an exercise price of $1.50 per unit. As of the date of this annual report the shares have not yet been issued by our company.

Effective October 15, 2015, we closed a private placement by issuing 39,063 units at a price of $1.28 per unit, for gross proceeds of $50,000. Each unit consists of one share of common stock and one non-transferable common stock purchase warrant. Each warrant is exercisable until January 1, 2017 at an exercise price of $1.50 per unit. As of the date of this annual report the shares have not yet been issued by our company.

Effective October 15, 2015, we closed a private placement by issuing 27,027 units at a price of $1.85 per unit, for gross proceeds of $50,000. Each unit consists of one share of common stock and one non-transferable common stock purchase warrant. Each warrant is exercisable until January 1, 2017 at an exercise price of $2.00 per unit. As of the date of this annual report the shares have not yet been issued by our company.

Effective October 15, 2015, we closed a Purchase and Sale Agreement by issuing 250,000 units at a price of $1.00 per unit, for deemed proceeds of $250,000. Each unit consists of one share of common stock.

Effective February 12, 2016, George Drazenovic resigned as president, secretary, treasurer and as a director of our company. Mr. Drazenovic's resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise. Concurrently with the resignation of Mr. Drazenovic, Ira Morris was appointed as our president, secretary, treasurer and as the sole director of our board of directors.

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

Employees

We are a development stage company and currently have no employees, other than our officers and directors. Mr. Morris, our president, secretary and chief financial officer currently devotes 25 hours per week to company matters. There are no formal employment agreements between our company and our current employee.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission's website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Risks Related to Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2015, we have incurred accumulated net losses of $402,217. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control. Our profitability will require the successful commercialization of our oil and gas properties. We may not be able to successfully commercialize our properties or ever become profitable.

Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

Our loss from operations for the twelve months ended December 31, 2015 was $201,969. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers' purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have limited history of revenues from operations and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves, extract the reserves economically, and/or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Item 2. Properties

Principal Executive Offices

We do not own any real property. We currently maintain our executive offices at 633 W. 5th Street, 26th Floor, Los Angeles, CA 90071. Our company pays rent of $685.00 per month for this space

Woodrow Prospect - Teton County, Montana

Effective February 23, 2014, we entered into a lease assignment agreement with West Bakken Energy Holdings, Ltd. Pursuant to the terms of the lease assignment agreement, we have acquired an undivided one-hundred percent interest in West Bakken's interest (a net 50% working interest) in certain oil and gas properties comprising of 12,233.93 acres in Montana, owned by Hillcrest Resources Ltd.

On October 2, 2015, we entered into a lease assignment agreement to acquire the remaining 50% working interest in certain oil and gas properties comprising of 12,233.93 acres in Montana, owned by Hillcrest Resources Ltd. As a result of these two lease assignment agreements, our company owns a net 100% working interest in certain oil and gas properties comprising 12,233.93 acres in Teton County, Montana.

Our company's Canadian National Instrument 51-101 Report (June 2014) estimates the Woodrow Prospect to represent net recoverable prospective resources for Black Stallion of 80.8 million barrels of oil (MMBO) and 16.9 billion cubic feet of natural gas (Bcf).1

Located due west of Williston Basin's prolific Montana-North Dakota Bakken, the Alberta Basin Bakken is expected to deliver approximately 2 to 3 billion barrels of recoverable oil.2

The province surrounding the Woodrow Prospect, meanwhile, may contain as much as 1 billion barrels of oil recoverable (Sandomierski et al., 2002).1

Advances in horizontal drilling and other modern techniques are being applied within the Alberta Basin Bakken, which features 20-30' of pay in its critical Middle Member (Sappington) compared to an average pay of 10' in the Williston Basin.3

________________________

[1]	Woodrow Prospect 51-101 report, B.L. Whelan, P. Geo., June 30, 2014.

[2]	Hillcrest Resources Corporate Presentation, Jan. 2012.

[3]	Norstra Energy website, Oct. 29, 2014.

Proximity to Production & Activity

Over 280 MMBO has been produced to date from 3 large fields between 12 to 40 miles from the Woodrow Prospect within the Alberta Basin Bakken.4

Interest in the Alberta Basin Bakken over the past few years has resulted in major industry players investing in excess of $180 million to acquire land in the fairway's southern region,5 close to the Woodrow Prospect. Among the companies that have invested in the play are ExxonMobil (NYSE:XOM | Market Cap: $405.57B), Shell (NYSE:RDS.A | $228.06B), Occidental (NYSE:OXY | $68.72B), Encana (NYSE:ECA | $13.58B), and Crescent Point Energy (TSX:CPG | $16.38B), who is currently conducting high-impact exploration for conventional and unconventional oil opportunities.6

Exploration activity nearby the Woodrow Prospect has included a $41M exploration program on an adjoining acreage, consisting of 3-D seismic, a 7 vertical well program, and a 3 horizontal well drilling program.7

The Woodrow Prospect is approximately 6 miles from good pipeline infrastructure, which has served Canadian production and the once prolific Cut Bank oil and gas field;8 within 12 miles from the Pondera Field (30 MMBO); and 40 miles from a refinery at Great Falls, Montana.1

________________________

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

Geology & Targets

The multi-reservoir Woodrow Prospect lies along the eastern flank of the productive Sweetgrass Arch and at the western end of a province of heavy oil shows in the Jurassic Swift sandstone. The area is considered to be of high potential due to the possibility of traps in multiple zones. The prospect's shallow-depth targets include both heavy oil in the Jurassic Swift Formation (estimated at 1,500'), conventional oil in the Sun River (approximately 1,800'), Devonian Duperow and Nisku (estimated at 3,000' to 3,200'), and the Mississippian Bakken (estimated below 2,000'). The prospect also represents potential gas production from the Duperow as well as the Cretaceous Blackleaf, Cretaceous Bow Island, Dakota, and Cutbank Sands that are found at depths of less than 1,000.1

Nearby Production & Prospect Shows

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

Other hydrocarbon shows within the prospect have been associated with the Bow Island, Nisku and Duperow targets for a total of 12 wells within the Woodrow Prospect having hydrocarbon shows with 6 of those being vertical producers.1 The Bakken Formation continues to attract active leasing from various companies,1 including Anadarko Petroleum (NYSE: APC | $44.85B) taking 7 new Alberta Bakken permits and assuming ownership of 3 others in Toole County, Montana, in June 2014.9

Dee Three Exploration (TSX: DTX | $591.62M), meanwhile, has discovered an oil pool in the play running 14 miles long and 4 miles wide; had drilled 28 horizontal wells in the play as of year-end 2013 with reported production of approximately 4,000 barrels per day of light oil; and planned on drilling 18 more wells in the Alberta Bakken in 2014.10

________________________

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

Region - Alberta Basin Bakken

According to the American Association of Petroleum Geologists (AAPG), the Alberta Basin Bakken, which stretches from northwest Montana into Alberta, is a significant new Bakken Shale oil play.11 While estimates vary, the consensus is that the Alberta Basin Bakken is expected to deliver approximately 2 to 3 billion barrels (BBO) of recoverable oil.12

The Alberta Basin Bakken is a proven hydrocarbon system,13 with its first wells coming on stream in late 2010.14

Analog to Williston Basin Bakken

According to industry leaders, what makes the Alberta Bakken attractive is the potential and similarities it shares with the Williston Basin.15 The Williston Basin's prolific Montana-North Dakota Bakken has become one of the most significant onshore oil developments in North America in decades.2

The US Geological Survey's (USGS) assessment of the Williston Basin region in 2013 concluded it contains an estimated mean of 6.7 trillion cubic feet (TCF) of recoverable natural gas and 7.5 BBO of recoverable oil (a twofold increase over the USGS's 2008 assessment).16 Since the time of the 2008 USGS assessment, the Williston Basin has produced approximately 450 million barrels of oil (MMBO).17

Located due west of the Williston Basin is the Alberta Basin Bakken, which the AAPG considers to be an analog to existing Devonian shale oil production.11 While sharing many characteristics with the Williston Basin, the Alberta Basin Bakken features 20-30' of pay compared to an average of only 10' in the Williston Basin,18 and lower drilling costs due to shallower burial depths and a different class of rig being required.12

Region Investment & Activity

Industry investment in the Alberta Basin Bakken to date, including investments in land, joint ventures, exploration and drilling, is estimated at approximately $500 million,15 with experienced companies largely tying up the region's lands at different times.19

________________________

[11]	American Association of Petroleum Geologists website, June 2011.

[12]	Hillcrest Resources Corporate Presentation, Jan. 2012 & Jan. 2014.

[13]	BMO Technical Update: The Alberta Bakken Petroleum System, Apr. 2011

[14]	Primary Petroleum presentation, May 2013.

[15]	Petroleum News, May 6, 2012.

[16]	US Geological Survey (USGS) website, May 2, 2013.

[17]	USGS Assessment of Undiscovered Oil Resources in the Bakken and Three Forks Formations, 2013.

[18]	Norstra Energy website, Oct. 29, 2014.

[19]	Petroleum News, March 31, 2013.

In June 2014, Anadarko Petroleum (NYSE: APC | Market Cap: $44.85B) took 7 new Alberta Bakken permits and assumed ownership of 3 others in Toole County, Montana, for horizontal wildcats seeking Bakken pay. Included in the 10 permits is Bill Barret Corp.'s 2012 horizontal well, which found the Bakken at 3,200 feet in Rattlesnake Coulee Field. Anadarko's well completion plans filed with the state include 22 packers and 19 sleeves.20

DeeThree Exploration (TSX: DTX | $591.62M), meanwhile, has discovered an oil pool in the play running 14 miles long and 4 miles wide; had drilled 28 horizontal wells in the play as of year-end 2013 with reported production of approximately 4,000 barrels per day of light oil; and planned on drilling 18 more wells in the Alberta Bakken in 2014.21

While minimal news is available on the region's wells due to most of them being classified as confidential,15 as of 2011, Montana's most active driller, Newfield Exploration (NYSE:NFX | $4.01B), had drilled 7 vertical wells, completed and placed on production 2 horizontal wells, and announced that all of its Alberta Bakken wells to date had encountered oil.11

Other major players' activities in the Alberta Basin Bakken have included Murphy Oil (NYSE:MUR | $9.35B) drilling 2 appraisal wells of a 6-well program in 2011, and later announcing it hit oil in the region's Three Forks zone.15 As of early 2013, Murphy's initial well in the Three Forks zone had been on production for over 300 days and was still achieving rates near 200 barrels a day.22 As of mid-2012, Shell (NYSE:RDS.A | $228.06B) had licensed 4 new wildcat horizontal wells in the Del Bonita area just north of the Montana border, with 1 well drilled.15

Other exploration plans by companies or their joint venture partners have included ExxonMobil (NYSE:XOM | $405.57B), Occidental (NYSE:OXY | $68.72B), Encana (NYSE:ECA | $13.58B), Rosetta Resources (NASDAQ:ROSE | $2.33B), and Crescent Point Energy (TSX:CPG | $16.38B), who is currently conducting high impact exploration on its Alberta Basin Bakken properties for both conventional and unconventional oil opportunities.23

________________________

[20]	Oil and Gas Investor website, Aug. 18, 2014.

[21]	Oil and Gas Enquirer website, Apr. 30, 2014.

[22]	Oil and Gas Inquirer website, Mar. 17, 2013.

[23]	Crescent Point Energy website, Oct. 29, 2014.

16

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

While overall industry investment in the Alberta Basin Bakken is estimated at approximately $500 million,15 major industry players have invested in excess of $180 million in the region's southern area,24 close to our company's Woodrow Prospect.

In particular, Occidental Petroleum (NYSE:OXY | $68.72B) held a 32.5% interest in a property that directly adjoins Black Stallion's Woodrow Prospect,25 where a $41-million exploration program for 2011/12 included 3-D seismic, a 7 vertical well program and 3 horizontal well drilling program.14

Region & Geology

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

________________________

[24]	Dee Three Exploration Annual Report, 2010.

[25]	Fairfield Sun Times website, Jan. 22, 2013.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common shares are quoted on the OTC Markets under the symbol "BLKG." The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
December 31, 2015	$1.25	$0.075
September 30, 2015	$2.39	$0.815
June 30, 2015	$2.00	$0.50
March 31, 2015	$0.50	$0.5
December 31, 2014	$0.85	$0.15
September 30, 2014 (2)	$0.15	$0.15
June 30, 2014 (2)	$0.15	$0.15
March 31, 2014 (2)	$0.15	$0.15
December 31, 2013	$0.15	$0.00

________________________

(1)	The first trade of our common shares was on November 13, 2013.

(2)	There were no trades of our shares during the quarter.

Our common shares are issued in registered form. Interwest Transfer Company, Inc., 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT 84117 (Telephone: 801-272-9294; Facsimile: 801-277-3147) is the registrar and transfer agent for our common shares.

Record Holders

As of March 16, 2016, we had outstanding 45,638,090 shares of common stock, which were held by 7 shareholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

We did not issue any equity securities which were not registered under the Securities Act during the year ended December 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our Current Reports on Form 8-K filed during the year ended December 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We did not purchase any of our shares of common stock or other securities during the fourth quarter of our fiscal year ended December 31, 2015.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2015 and December 31, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2015 and 2014 which are included herein.

Our operating results for the years ended December 31, 2015 and 2014 are summarized as follows:

	Year Ended December 31,	Year Ended December 31,
	2015	2014
Revenue	$-	$-

Amortization expense	$2,317	$1,158
Consulting fees	$81,000	$35,000
Filing fees	$20,857	$3,776
Other costs	$22,947	$5,000
Professional fees	$40,870	$24,846
Research and development	$-	$3,129
Rental expense	$14,078	$11,061
Website expenses	$7,000	$8,267
Net Loss	$(201,969)	$(92,237)

We had no revenue for the year ended December 31, 2015. For the year ended December 31, 2015 we had total operating expenses of $201,969 compared to $92,237 for the year ended December 31, 2014. The 109,732 increase in operating expenses in primarily due to consulting fees.

Liquidity and Capital Resources

Working Capital

	At December 31,	At December 31,
	2015	2014
Current Assets	$28,842	$26,568
Current Liabilities	$12,855	$10,929
Working Capital (Deficit)	$15,987	$15,639

Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2015	2014
Net Cash provided by (used in) Operating Activities	$(196,647)	$(85,093)
Net Cash provided by (used in) Investing Activities	$(50,000)	$-
Net Cash provided by (used in) Financing Activities	$222,753	$109,203
Increase (decrease) in cash and cash equivalents	$(23,894)	$24,110

As of December 31, 2015 we had total assets of $332,317.00, total liabilities of $12,855, and stockholders' equity of $319,462, as compared to total assets of $32,360, total liabilities of $10,929 and stockholders' deficit of $21,431 as of December 31, 2014.

We had cash and cash equivalents as of December 31, 2015 of $216 compared to $24,110 as of December 31, 2014. Our working capital was $15,987 as at December 31, 2015 compared to a working capital of $15,639 as at December 31, 2014.

Net cash used in our operating activities during the year ended December 31, 2015 was $196,647, as compared to net cash used in operating activities of $85,093 for the year ended December 31, 2014.

Net cash used in investing activities in the year ended December 31, 2015 was $50,000, compared to $0 used in investing activities during the year ended December 31, 2014.

Net cash provided by financing activities in the year ended December 31, 2015 was $222,753, compared to $109,203 provided by financing activities in year ended December 31, 2014. The 113,550, net increase in cash provided by financing activities in 2015 resulted primarily from sales of our common stock.

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

Our current cash balance is $42.46. We will require further capital to cover the expenses we will incur during the next twelve months.

We have sold $221,680 in equity securities since our inception on September 14, 2011 to pay for our start-up operations. A former president of our company has loaned our company $1,079 as of December 31, 2015.

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

Cash on hand as of December 31, 2015 was $216.

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

	December 31,	December 31,
	2015	2014
Potentially dilutive securities were comprised of the following:

Warrants	519,090	300,000

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

Treasury Stock

We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a component of retained earnings in our Balance Sheets. Our company's accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

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

In August 2014, the FASB issued Accounting Standards Update "ASU" 2014-15 on "Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We do not believe that the adoption of the provisions of this ASU will have any impact on our results of operations, cash flows or financial condition.

In the period ended December 31, 2014, our company has elected to early adopt Accounting Standards Update ("ASU") No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows our company to remove the inception to date information and all references to development stage.

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

for the year ended December 31, 2015

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Black Stallion Oil and Gas Inc

We have audited the accompanying balance sheets of Black Stallion Oil and Gas Inc ("the Company") as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Stallion Oil and Gas Inc as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As of December 31, 2015, the Company has insufficient cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

Jerusalem, Israel

March 20, 2016

BLACK STALLION OIL AND GAS INC
BALANCE SHEETS
as of

		December 31,	December 31,
	Notes	2015	2014
		$	$
ASSETS

Current assets:
Cash and cash equivalents		216	24,110
Prepaid expenses		2,458	2,458
Loan to related party		26,168	-
Total current assets		28,842	26,568

Intangible assets, net	3	303,475	5,792

TOTAL ASSETS		332,317	32,360

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities		12,855	9,850
Loan from related party		-	1,079

Total liabilities		12,855	10,929

Stockholders' Equity	4
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 45,638,090 and 43,872,000 shares issued and outstanding at December 31, 2015 and 2014		4,387	4,387
Additional paid-in capital		567,292	67,292
Common stock subscribed		150,000	150,000
Accumulated deficit		(402,217)	(200,248)

Total Stockholders' Equity		319,462	21,431

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		332,317	32,360

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS INC
STATEMENT OF OPERATIONS

	For the year ended
	December 31,	December 31,
	2015	2014
	$	$

Revenue	-	-

Operating expenses:
General and administrative expenses:
Amortization	2,317	1,158
Consulting fees	81,000	35,000
Filing	20,857	3,776
Other costs	22,947	5,000
Professional fees:
Accounting	4,000	2,000
Auditor's fees	8,000	12,000
Legal fees	16,287	10,846
Investor relations	12,583	-
Setup costs	12,900	-
Research and development	-	3,129
Rental expense	14,078	11,061
Website costs	7,000	8,267

Total operating expenses	(201,969)	(92,237)

Net Loss	(201,969)	(92,237)

Net loss per common share - basic and diluted

Net loss per share attributable to common stockholders	(0.00)	(0.00)

Weighted-average number of common shares outstanding	45,638,090	43,872,000

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
STATEMENT OF STOCKHOLDERS' DEFICIT
for the year ended December 31, 2015

	Common Stock		Additional paid-in	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	capital	Subscribed	Deficit	Deficit
		$	$	$	$	$

Balance at January 1, 2014	43,872,000	4,387	67,292	-	(108,011)	(36,332)

Proceeds from stock subscription - private placement	-	-	-	150,000	-	150,000

Loss for the year	-	-	-	-	(92,237)	(92,237)

Balance at December 31, 2014	43,872,000	4,387	67,292	150,000	(200,248)	21,431

Common stock subscribed			500,000			500,000

Loss for the period	-	-	-	-	(201,969)	(201,969)

Balance at December 31, 2015	43,872,000	4,387	567,292	150,000	(402,217)	319,462

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS INC
STATEMENT OF CASH FLOWS

	For the year ended
	December 31,	December 31,
	2015	2014
	$	$
CASH FLOW FROM OPERATING ACTIVITIES

Net loss	(201,969)	(92,237)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	2,317	1,158

Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued liabilities	3,005	5,986
Net cash used in operating activities	(196,647)	(85,093)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of capital assets	(50,000)	0
Purchase of intangible assets	-	-
Net cash used in investing activities	(50,000)	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from overdraft facilities	-	5
Proceeds from the sale of common stock and warrants	250,000	150,000
Proceeds from loan with related party	(27,247)	(40,802)
Net cash provided by financing activities	222,753	109,203

Movement in cash and cash equivalents	(23,894)	24,110

Cash and cash equivalents at the beginning of the year	24,110	-

Cash and cash equivalents at the end of the year	216	24,110

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS INC

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Black Stallion Oil and Gas Inc. (the "Company") is a Delaware corporation. The Company's business plan involves exploration and development of oil and gas properties.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2015, the Company has a loss of $201,969 and accumulated losses from operations of $402,217 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

BLACK STALLION OIL AND GAS INC

NOTES TO THE FINANCIAL STATEMENTS (continued…)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued…)

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

BLACK STALLION OIL AND GAS INC

NOTES TO THE FINANCIAL STATEMENTS (continued…)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued…)

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

	December 31,	December 31,
	2015	2014
Potentially dilutive securities were comprised of the following:
Warrants	519,090	300,000

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

Treasury Stock

The Company accounts for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a component of retained earnings in our Balance Sheets. The Company's accounting policy upon the formal retirement of treasury stock is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

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

BLACK STALLION OIL & GAS INC

NOTES TO THE FINANCIAL STATEMENTS (continued…)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued…)

Recent Accounting Standards Updates

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

In August 2014, the FASB issued Accounting Standards Update "ASU" 2014-15 on "Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We do not believe that the adoption of the provisions of this ASU will have any impact on our results of operations, cash flows or financial condition.

Recently Adopted Accounting Pronouncements

In the period ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update ("ASU") No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

NOTE 3 – INTANGIBLE ASSETS, NET

		Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount
		$	$	$
Exploration & Development Costs		300,000	-	300,000
Intellectual property - website	3 years	6,950	(3,475)	3,475
Total finite-lived intangible assets		306,950	(3,475)	303,475

Intangible assets consist of capitalized website development costs. Development costs of $3,475 relating to website creation, development and launch have been capitalized. The website entered its operating stage during July 2014. Amortization expenses of $2,317 have been expensed during the year ended December 31, 2015.

BLACK STALLION OIL AND GAS INC

NOTES TO THE FINANCIAL STATEMENTS (continued…)

NOTE 3 – INTANGIBLE ASSETS, NET (continued…)

The following table reflects the estimated future amortization expense for the Company's finite-lived website development costs as of December 31, 2015:

Estimated Amortization Expense
$
2014	1,158
2015	2,317
2016	2,317
2017	1,158
Total	6,950

During the year the company acquired a 50% undivided working interest in certain oil and gas interests and properties via various leases agreements. These lease agreements all expire by the end of 2016 however there is a strong likelihood of the leases being extended. The company has engaged engineering firms to conduct evaluations on the leased oil and gas interests and initial findingswere encouraging. The acquisition cost of the 50% undivided working interest of $300,000 are capitalized as exploration and development costs. Since the future benefits of the working interest is still uncertain, the capitalized costs are to be assessed next year for impairment and/or a determinable useful life.

NOTE 4 – STOCKHOLDERS' EQUITY

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

On July 22, 2015, the Company initiated a private placement for the sale of 50,000 units at $1 per unit. Each unit comprised of 1 share of common stock and 1 non-transferrable share purchase warrant. Each warrant have an exercise price of $1.50 per share and expire on January 1, 2017.

On August 13, 2015, the Company initiated a private placement for the sale of 27,027 units at $1.85 per unit. Each unit comprised of 1 share of common stock and 1 non-transferrable share purchase warrant. Each warrant have an exercise price of $2.00 per share and expire on January 1, 2017.

BLACK STALLION OIL AND GAS INC

NOTES TO THE FINANCIAL STATEMENTS (continued…)

NOTE 4 – STOCKHOLDERS' EQUITY (continued…)

Common Stock (continued…)

On September 1, 2015, the Company initiated a private placement for the sale of 39,063 units at $1.28 per unit. Each unit comprised of 1 share of common stock and 1 non-transferrable share purchase warrant. Each warrant have an exercise price of $1.50 per share and expire on January 1, 2017

On October 1, 2015, the Company initiated a private placement for the sale of 103,000 units at $1.03 per unit. Each unit comprised of 1 share of common stock and 1 non-transferrable share purchase warrant. Each warrant have an exercise price of $1.50 per share and expire on January 1, 2017

On October 15, 2015, the Company initiated a private placement for the sale of 250,000 units at $1 per unit. Each unit comprised of 1 share of common stock with no warrants

Treasury Stock

Retirement of Treasury Stock

On September 9, 2013, the Company retired 108,000,000 shares of common stock. These retired shares are now included in the Company's pool of authorized but unissued shares.

Warrants

A summary of warrant activity for the year ended December 31, 2015 is presented as follows:	Number of Warrants

Warrants outstanding at January 1, 2015	300,000
Issued	219,090
Warrants outstanding at December 31, 2015	519,090

NOTE 5 – INCOME TAXES

The provision / (benefit) for income taxes for the years ended December 31, 2015 and 2014 was as follows (assuming a 15% effective tax rate):

	December 31,	December 31,
	2015	2014
	$	$
Current Tax Provision:
Federal-
Taxable income	(201,969)	(92,237)
Total current tax provision	(201,969)	(92,237)

	December 31,	December 31,
	2015	2014
	$	$
Deferred Tax Provision:
Federal-
Loss carry forwards	30,295	13,836
Change in valuation allowance	(30,295)	(13,836)
Total deferred tax provision	-	-

BLACK STALLION OIL AND GAS INC

NOTES TO THE FINANCIAL STATEMENTS (continued…)

NOTE 5 – INCOME TAXES (continued…)

The Company had deferred income tax assets as of December 31, 2015 and 2014 as follows:

	December 31,	December 31,
	2015	2014
	$	$

Loss carryforwards	44,131	13,836
Less - Valuation allowance	(44,131)	(13,836)
Total net deferred tax assets	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended December 31, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2015, the Company had approximately $44,131 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2035.

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

The following entities have been identified as related parties :

George Drazenovic - Director and greater than 10% stockholder

	December 31,	December 31,
	2015	2014
The following transactions were carried out with related parties:	$	$

Balance sheet:
Loan to related party - Director	26,168	(1,079)

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this annual report.

Based on that evaluation, our president (our principal executive officer, principal financial officer and principal accounting officer) has concluded that our company's disclosure controls and procedures were effective as of the end of the fiscal year covered by this annual report on Form 10-K.

Management's Annual Report on Internal Control over Financial Reporting

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Ira Morris	President, Secretary, Treasurer and Director	63	February 12, 2016

Michael L. Pinnell	Vice President, Exploration	71	August 21, 2015

Business Experience

The following is a brief account of the education and business experience of our director and Advisory Board during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Ira Morris – President, Secretary, Treasurer and Director

Ira Morris was appointed as president, secretary, treasurer and director of our company on February 12, 2016. Mr. Morris brings several years of professional expertise to our company in the development and financing of emerging and junior resource companies. As a Consultant since 2010 at Glenwood Consulting Corporation located in Toronto, Canada, he has assisted with funding of various companies. Mr. Morris was previously a Senior Project Manager at Carpenter House Consulting Group Inc., of Whitby, Ontario from 2008 to 2010, assisting with the development and funding of companies in engaged in the emerging states of green related technologies.

Advisory Board

On August 21, 2015 we appointed Geologists Michael L. Pinnell, Irving J. Prentice and Case Lewis to our company's Advisory Board.

Michael L. Pinnell – Vice President, Exploration

Michael Pinnell was appointed as vice president, exploration of our company on August 21, 2015. Mr. Pinnell represents over 45 years' experience as a Geologist, with an extensive background as a well site geologist and consultant providing acreage and prospect evaluation. As a presenter of 20+ major papers on oil and gas exploration at AAPG, geological societies, universities and other geologic venues, his focus has been on a multidisciplinary approach to identifying large commercial reserves in new oil and gas exploration provinces.

Michael started his career in 1970 as a Geologist and Geophysicist with Exxon (NYSE:XOM), during which time he mapped the Anadarko basin and participated in oil and gas exploration in Permian basins of West Texas and all Rocky Mountain Basins.

Subsequent Exploration Manager positions included an 18-year tenure with Pioneer Oil and Gas, where Michael helped put together over half a million acres in a Utah Thrust belt play, and acquired 75,000 acres in the Uinta Basin.

During that time, Michael also prepared several Wyoming wildcat prospects, drilling one successfully; drilled numerous Nevada wildcat wells; and created a geologic conceptual model for the acquisition of Wyoming leases and participation in 50+ wells drilled to produce coal bed methane, and oil via horizontal drilling.

Michael's other work as a Geologist, Geophysicist and geologic consultant included an oil and gas discovery in the Dakota Formation, Wyoming; drilling 9 successful gas wells in the Uinta Basin; supervising the acquisition of and providing geologic analysis of 1,000,000 leased acres in the western US; and performing extensive surface based magnetic data acquisition and interpretation for exploration in Colorado, New Mexico and Nevada basins.

Michael holds a B.S. and M.S. Geology from Brigham Young University, and is a member of the American Association of Petroleum Geologists.

Irving J. Prentice – Advisor

Irving Prentice is a seasoned geologist and proven finder, generator and manager, with experience in every aspect of the exploration business, including drilling over 100 wells with a success ratio of 84% on close-in prospects without 3-D, and a 100% success ratio with 3-D.

Irving's career began over 40 years ago as an Exploration and Development Geologist with Texaco in the upper Gulf Coast exploration district, where he generated successful prospects in the Sligo and Hosston formations.

During his tenure as VP Exploration for HUBCO Exploration, Inc., Irving generated and evaluated prospects in Louisiana and Texas, promoted them to industry partners, and oversaw the company's exploration team. He also evaluated production purchases, handled production sales, and managed all aspects of directing operations.

While with HUBCO, Irving was responsible for the discoveries at S.E. Saturday Island, Horseshoe Bayou, Metcalf Field (North Louisiana), Lake Fortuna Extension, Christmas Day Field (Texas), S. Big Caesar (Texas), and West Saturday Island.

Irving holds a B.S. Geology from Tulane University, and is currently a member of the American Association of Petroleum Geologists, and SIPES.

Case Lewis, P. Geo – Advisor

Case Lewis is a Registered Professional Geologist and Qualified Person, representing nearly a decade of diverse experience in the Oil and Gas and mining industries, while spanning grassroots to large-scale exploration projects across 3 continents.

His career began in Calgary, Canada, at Advantage Oil & Gas (NYSE:AAV), where he participated in the development of oil and gas exploration plays within Alberta and Saskatchewan. In addition to utilizing seismic techniques to define the stratigraphic setting and geometry of reservoirs and to evaluate potential targets, his responsibilities also included analyzing open hole well logs and writing geological reports.

As an advisor to Black Stallion, Case brings his more recent experience as a consulting geologist to the table: from field exploration to reporting, 3D deposit modeling, corporate GIS database engineering, project management, NI 43-101 compliance, analyzing data and information, and preparing presentations, expert analyses and recommendations.

Case graduated from the University of Alberta with a BSc in Geology, and is currently a registered Professional Geoscientist in good standing with the Association of Professional Geoscientists of Ontario and the Ordre des Geologues du Quebec.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

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

Board's Role in Risk Oversight

Our board assesses on an ongoing basis the risks faced by our company. These risks include financial, technological, competitive, and operational risks. Our board dedicates time at each of its meetings to review and consider the relevant risks faced by our company at that time. In addition, since our company does not have an audit committee, our board is also responsible for the assessment and oversight of our company's financial risk exposures.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	our principal financial officer;

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2015 and 2014; and

(d)

up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

George Drazenovic(1) Former President, Secretary,	2015	Nil	Nil	Nil	Nil	Nil	Nil	65,000	65,000
Treasurer and Director	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil

________________________

(1)	George Drazenovic was appointed as president, secretary, treasurer and director of our company on July 31, 2013 and resigned on February 12, 2016.

As of December 31, 2015, we had no employment agreements with any of our executive officers or employees.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2015, there were no employment or other contracts or arrangements with officers or directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Holdings

The following table sets forth, as of March 25, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Ira Morris Toronto, Ontario	Common	Nil	Nil

Michael Pinnell Sandy, Utah	Common	Nil	Nil

Directors and Officers as a group	Common	24,000,000	Nil

George Drazenovic (2) Calgary, Alberta	Common	24,000,000	52.59%

Others as a group	Common	24,000,000	52.59%

________________________

(1)

Based on 45,638,090 shares of common stock issued and outstanding as of March 16, 2016. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	George Drazenovic acted as our president, secretary, treasurer and director of our company from July 31, 2013 to February 12, 2016;

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Our officers and directors may be considered promoters of the Registrant due to their participation in and management of the business since its incorporation.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent Directors." We do not believe that either of our directors currently meets the definition of "independent" as promulgated by the rules and regulations of NASDAQ.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2015	December 31, 2014
Audit Fees	$14,051.00	$12,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$14,051.00	$12,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on March 20, 2012)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on March 20, 2012)

3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on September 20, 2013)

(10)	Material Contracts

10.1	Share Cancellation to Treasury Agreement (incorporated by reference to our Current Report on Form 8-K filed on September 20, 2013)

10.2	Lease Assignment Agreement between our company and West Bakken Energy Holdings, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2014)

10.3	Master Services Consulting Agreement dated September 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on September 21, 2015)

(31)	Rule 13a-14 (d)/15d-14d) Certifications

31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(101)*	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Date: April 5, 2016	By:	/s/ Ira Morris
Ira Morris
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 5, 2016	By:	/s/ Ira Morris
Ira Morris
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

