Form 10-K/A
period 2014-12-31
Black Stallion Oil & Gas Inc.
filed 2016-05-04
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K of Black Stallion Oil & Gas Inc., a Delaware corporation (the "Company"), for the fiscal year ended December 31, 2014, and filed with the Securities and Exchange Commission (the "SEC") on March 31, 2014, (the "Original Filing"); Amendment No. 1 to the Original Filing filed with the SEC on May 4, 2016 ("Amendment No. 1"); is to revise the disclosures in the Original Filing, Amendment No. 1 and include in this Amendment restated financial statements for the fiscal year ended December 31, 2014, to replace the financial statements included in the Original Filing.

2

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

While overall industry investment in the Alberta Basin Bakken is estimated at approximately $500 million,15 major industry players have invested in excess of $180 million in the region's southern area,[24] close to our company's Woodrow Prospect.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common shares are quoted on the OTC Bulletin Board under the symbol "BLKG." The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

We had no revenue for the year ended December 31, 2014. For the year ended December 31, 2014 we had total operating expenses of $92,237 compared to $52,868 for the year ended December 31, 2013. The increase in operating expenses in primarily due to consulting fees paid for an evaluation of prospective resources in our company's Woodrow Prospect in Teton County, Montana.

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

As of December 31, 2014 we had total assets of $ 582,360 , total liabilities of $ 560,929 , and stockholders' equity of $21,431, as compared to total assets of $9,408, total liabilities of $45,740 and stockholders' deficit of $36,332 as of December 31, 2013.

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

We have audited the accompanying balance sheets of Black Stallion Oil and Gas Inc ("the Company") as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The statements have been revised as a result of additional information that impacted the financial position of The Company as at December 31, 2014. See Note 1 in the financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Stallion Oil and Gas Inc as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Dov Weinstein & Co. C.P.A (Isr)

April 25, 2016

BLACK STALLION OIL AND GAS INC
BALANCE SHEETS
as of

		December 31	December 31
	Notes	2014	2013
		$	$
ASSETS

Current assets:
Cash and cash equivalents		24,110	-
Prepaid expenses		2,458	2,458
Total current assets		26,568	2,458

Working interest in oil and gas leases	3	550,000	-
Intangible assets, net	4	5,792	6,950

TOTAL ASSETS		582,360	9,408

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities		9,850	3,859
Loan from related party		1,079	41,881
Deferred consideration	3	550,000	-

Total liabilities		560,929	45,740

Stockholders' Equity	5
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 43,872,000 shares issued and outstanding at December 31, 2014 and 2013		4,387	4,387
Additional paid-in capital		67,292	67,292
Common stock subscribed		150,000	-
Accumulated deficit		(200,248)	(108,011)

Total Stockholders' Equity		21,431	(36,332)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		582,360	9,408

These financial statements set out on pages F-3 to F-15 have been accepted and approved by:

Mr. Ira Morris President/Director Date : April 25, 2016

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS INC

STATEMENT OF OPERATIONS
(in U.S. Dollars)

	For the year ended
	December 31, 2014	December 31, 2013
	$	$

Revenue	-	-

Operating expenses:
General and administrative expenses :
Amortization	1,158	-
Consulting	35,000	5,000
Filing	3,776	3,646
Other costs	5,000	1,990
Professional fees
Accounting	2,000	2,900
Auditor's fees	12,000	10,000
Legal fees	10,846	8,890
Setup costs	-	3,050
Research and development	3,129	14,300
Rental expense	11,061	3,092
Website costs	8,267	-

Total operating expenses	(92,237)	(52,868)

Net loss	(92,237)	(52,868)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	-	-

Weighted-average number of common shares outstanding	43,872,000	124,354,192

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS INC

STATEMENT OF STOCKHOLDERS' EQUITY

for the year ended DECEMBER 31, 2014 and 2013

	Common Stock		Additional Paid-in	Common Stock	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Subscribed	Deficit	Stock	Equity
		$	$	$	$	$	$

Balance at January 1, 2013	151,872,000	15,187	56,493	-	(55,143)	-	16,537

Acquisition of treasury stock, 108,000,000 for $1 per share	-	-	-	-	-	(1)	(1)

Retirement of treasury stock	(108,000,000)	(10,800)	10,799	-	-	1	-

Loss for the year	-	-	-	-	(52,868)	-	(52,868)

Balance at December 31, 2013	43,872,000	4,387	67,292	-	(108,011)	-	(36,332)

Proceeds from stock subscription - private placement	-	-	-	150,000	-	-	150,000

Loss for the year	-	-	-	-	(92,237)	-	(92,237)

Balance at December 31, 2014	43,872,000	4,387	67,292	150,000	(200,248)	-	21,431

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

BLACK STALLION OIL AND GAS INC
 NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Black Stallion Oil and Gas Inc (the "Company") is a Delaware corporation. The Company's business plan involves exploration and development of oil and gas properties.

On September 10, 2013, the Company changed its name to Black Stallion Oil and Gas Inc (formerly Secure IT Corp) and changed its business plan to that of exploration and development of oil and gas properties.

Revised Financial Statements

The 2014 year end audited financial statements which were originally issued on March 18, 2015 have been revised to reflect the purchase of 50% working interest that occurred during the 2014 year. This was originally thought to have occurred subsequent to the year end and was disclosed as a subsequent event in the notes to the financial statement. The revision adjusts for the existence of the asset and liability as a result of the purchase agreement which was made effective on February 23, 2014.

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

	December 31	December 31
	2014	2013
Potentially dilutive securities were comprised of the following:

Warrants	300,000	-

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

NOTE 3 – WORKING INTEREST IN OIL & GAS LEASES

On February 23, 2014 the Company entered into a Lease Assignment Agreement with West Bakken Energy Holdings Ltd to acquire from an unaffiliated oil and gas company, an undivided 100% interests (a 50% working interest) in certain oil and gas properties, comprising approximately 12,233,93 acres of land located in Montana, United States.

As consideration, the Company has agreed to issue 1,100,000 shares of common stock to West Bakken Energy Holdings Ltd at a purchase price of $0.50 per share of common stock. As of December 31, 2014 the shares have not been issued. The shares are to be issued to West Bakken Energy Holdings Ltd in August 2015.

BLACK STALLION OIL AND GAS INC

NOTES TO THE FINANCIAL STATEMENTS (continued…)

NOTE 4 – INTANGIBLE ASSETS, NET

		Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount
		$	$	$
Intellectual property - website	3 years	6,950	(1,158)	5,792

Total finite-lived intangible assets		6,950	(1,158)	5,792

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

The following table reflects the estimated future amortization expense for the Company's finite-lived intangible assets as of December 31, 2014:

Estimated Amortization Expense
$
2015	2,317
2016	2,317
2017	1,158
Total	5,792

NOTE 5 – STOCKHOLDERS' EQUITY

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

NOTE 5 – STOCKHOLDERS' EQUITY (continued…)

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

BLACK STALLION OIL AND GAS INC

NOTES TO THE FINANCIAL STATEMENTS (continued…)

NOTE 6 – INCOME TAXES

The provision / (benefit) for income taxes for the years ended December 31, 2014 and 2013 was as follows (assuming a 15% effective tax rate):

	December 31	December 31
	2014	2013
	$	$
Current Tax Provision:
Federal-
Taxable income	-	-
Total current tax provision	-	-

	December 31	December 31
	2014	2013
	$	$
Deferred Tax Provision:
Federal-
Loss carry forwards	13,836	7,930
Change in valuation allowance	(13,836)	(7,930)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of December 31, 2014 and 2013 as follows:

	December 31	December 31
	2014	2013
	$	$

Loss carryforwards	30,037	16,201
Less - Valuation allowance	(30,037)	(16,201)
Total net deferred tax assets	-	-

BLACK STALLION OIL AND GAS INC

NOTES TO THE FINANCIAL STATEMENTS (continued…)

NOTE 6 – INCOME TAXES (continued…)

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

The following entities have been identified as related parties :

George Drazenovic- Director and greater than 10% stockholder

	December 31	December 31
	2014	2013
The following transactions were carried out with related parties:	$	$

Balance sheet:
Loan from related party - Director	1,079	41,881

From time to time, the president and a stockholder of the Company provides advances to the Company for working capital purposes. These advances bear no interest and are due on demand.

The Company does not have employment contracts with its key employee, the controlling shareholder, officer and director of the Company.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Drazenovic(1)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President,Secretary, Treasurer andDirector	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Ofir Ben Arzi(2)	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former President, Chief Executive Officer, Chief FinancialOfficer, Treasurer andDirector	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Binyamin Brodman(3)	2014	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former Secretary and Director	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: May 4, 2016	By:	/s/ Ira Morris
Ira Morris
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 4, 2016	By:	/s/ Ira Morris
Ira Morris
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

