Form 10-K/A
period 2015-12-31
Black Stallion Oil & Gas Inc.
filed 2016-05-04
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10- K/A
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

45,638,090 common shares as of April 29 , 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K of Black Stallion Oil & Gas Inc., a Delaware corporation (the "Company"), for the fiscal year ended December 31, 2015, and filed with the Securities and Exchange Commission (the "SEC") on March 31, 2015, (the "Original Filing"); Amendment No. 1 to the Original Filing filed with the SEC on May 4, 2016 ("Amendment No. 1"); is to revise the disclosures in the Original Filing, Amendment No. 1 and include in this Amendment restated financial statements for the fiscal year ended December 31, 2015, to replace the financial statements included in the Original Filing.

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

As of December 31, 2015 we had total assets of $ 882,317 , total liabilities of $12,855, and stockholders' equity of $ 869,462, as compared to total assets of $582,360, total liabilities of $560,929 and stockholders' equity of $21,431 as of December 31, 2014.

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

/s/ Dov Weinstein & Co. C.P.A. (Isr)

Jerusalem, Israel

April 30 , 2016

BLACK STALLION OIL AND GAS INC
BALANCE SHEETS
as of

		December 31,	December 31,
	Notes	2015	2014
		$	$
ASSETS

Current assets:
Cash and cash equivalents		216	24,110
Prepaid expenses		2,458	2,458
Loan to related party		26,168	-
Total current assets		28,842	26,568
Working interest in oil and gas leases	3	850,000	550,000
Intangible assets, net	4	3,475	5,792

TOTAL ASSETS		882,317	582,360

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities		12,855	9,850
Loan from related party		-	1,079
Deferred consideration	3	-	550,000
Total liabilities		12,855	560,929

Stockholders' Equity	5
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 45,638,090 and 43,872,000 shares issued and outstanding at December 31, 2015 and 2014		45,368	4,387
Additional paid-in capital		1,076,311	67,292
Common stock subscribed		150,000	150,000
Accumulated deficit		(402,217)	(200,248)

Total Stockholders' Equity		869,462	21,431

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		882,317	582,360

These financial statements set out on pages F-2 to F-14 have been accepted and approved by:

Mr. Ira Morris
President/Director
Date : May 3, 2016

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

STATEMENT OF STOCKHOLDERS' DEFICIT
for the year ended December 31, 2015

	Common Stock		Additional paid-in	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	capital	Subscribed	Deficit	Deficit
		$	$	$	$	$

Balance at January 1, 2014	43,872,000	4,387	67,292	-	(108,011)	(36,332)

Proceeds from stock subscription - private placement	-	-	-	150,000	-	150,000

Loss for the year	-	-	-	-	(92,237)	(92,237)

Balance at December 31, 2014	43,872,000	4,387	67,292	150,000	(200,248)	21,431

Common stock subscribed	1,766,090		1,009,019			1,009,019

Loss for the period	-	-	-	-	(201,969)	(201,969)

Balance at December 31, 2015	45,638,090	4,387	1,076,311	150,000	(402,217)	869,462

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

As consideration, the Company has agreed to issue 1,100,000 shares of common stock to West Bakken Energy Holdings Ltd at a purchase price of $0.50 per share of common stock. As of December 31, 2014 the shares have not been issued. The shares were issued to West Bakken Energy Holdings Ltd on August 19, 2015.

On October 2, 2015 the Company entered into a Lease Assignment Agreement with Hillcrest Exploration Ltd to acquire from an unaffiliated oil and gas company, the remaining 50% working interest in certain oil and gas properties, comprising approximately 12,233.93 acres of land located in Montana, United States.

As consideration, the Company agreed to issue 500,000 shares of common stock to West Bakken Energy Holdings Ltd at a purchase price of $1 per share and $50,000 cash for a total proceeds of $550,000.

Of the total consideration, $50,000 cash and 250,000 common shares was paid on the date of closing which occurred on October 27, 2015. The remaining 250,000 common shares are contingent and are to be paid on the date that Black Stallion spuds its first oil well on the property. Due to the uncertain nature of oil drilling, management is unable to state that this event is more likely that not to occur. Therefore the total cost capitalized and payable is excluding this amount and will be reassessed at a later date.

NOTE 4 – INTANGIBLE ASSETS, NET

		Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount
		$	$	$
Intellectual property - website	3 years	6,950	(3,475)	3,475
Total finite-lived intangible assets		6,950	(3,475)	3,475

Intangible assets consist of capitalised website development costs. Development costs of $3,475 relating to website creation, development and launch have been capitalised. The website entered its operating stage during July 2014. Amortisation expenses of $2,317 have been expensed during the year ended December 31, 2015.

BLACK STALLION OIL AND GAS INC

NOTES TO THE FINANCIAL STATEMENTS (continued…)

NOTE 4 – INTANGIBLE ASSETS, NET (continued…)

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

On October 15, 2015, the Company initiated a private placement for the sale of 250,000 units at $1 per unit. Each unit comprised of 1 share of common stock with no warrants.

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

BLACK STALLION OIL AND GAS INC
NOTES TO THE FINANCIAL STATEMENTS (continued…)

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

