Form 10-Q/A
period 2015-03-31
Black Stallion Oil & Gas Inc.
filed 2016-05-19
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

713-821-1788

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes    No ☒

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 ( the "Amendment") to the Quarterly Report on Form 10-Q of Black Stallion Oil & Gas Inc., a Delaware corporation (the "Company"), for the quarter ended March 31, 2015, and filed with the Securities and Exchange Commission (the "SEC") on May 19, 2015, (the "Original Filing"); is to revise the disclosures in the Original Filing, and include in this Amendment restated financial statements for the quarter ended March 31 , 2015, to replace the financial statements included in the Original Filing.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month periods ended March 31, 2015 and 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

4

BLACK STALLION OIL AND GAS, INC

INTERIM FINANCIAL STATEMENTS

for the three months ended March 31, 2015

(unaudited)

BLACK STALLION OIL AND GAS, INC
BALANCE SHEETS
(in U.S. Dollars)

		March 31,	December 31,
		2015	2014
		$	$
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		799	24,110
Prepaid expenses		2,458	2,458
Accounts receivable - related party		896	-
Total current assets		4,153	26,568

Working interest in oil and gas leases	3	550,000	550,000
Intangible assets, net	4	5,213	5,792

TOTAL ASSETS		559,366	582,360

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities		11,987	9,850
Loan from related party		-	1,079
Deferred consideration	3	550,000	550,000

Total liabilities		561,987	560,929

Stockholders' Deficit	5
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 43,872,000 shares issued and outstanding at March 31, 2015 and December 31, 2014		4,387	4,387
Additional paid-in capital		67,292	67,292
Common stock subscribed		150,000	150,000
Accumulated deficit		(224,300)	(200,248)
Total Stockholders' Deficit		(2,621)	21,431

TOTAL LIABILTIES AND STOCKHOLDERS' DEFICIT		559,366	582,360

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2015	2014
	$	$

Revenue	-	-

Operating expenses:
General and administrative:-
Amortisation	579	-
Consulting	10,000	-
Filing fees	338	1,868
Franchise tax	-	400
Other costs	1,186	2,006
Professional fees:-
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

BLACK STALLION OIL & GAS INC
STATEMENT OF STOCKHOLDERS' DEFICIT
for the year ended December 31, 2014 and the three month period ended March 31, 2015
( unaudited)

	Common Stock		Additional paid-in	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	capital	Subscribed	Deficit	Deficit
		$	$	$	$	$

Balance at January 1, 2014	43,872,000	4,387	67,292	-	(108,011)	(36,332)

Proceeds from stock subscription - private placement	-	-	-	150,000	-	150,000

Loss for the year	-	-	-	-	(92,237)	(92,237)

Balance at December 31, 2014	43,872,000	4,387	67,292	150,000	(200,248)	21,431

Loss for the period	-	-	-	-	(24,052)	(24,052)

Balance at March 31, 2015	43,872,000	4,387	67,292	150,000	(224,300)	(2,621)

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

BLACK STALLION OIL AND GAS, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Black Stallion Oil and Gas, Inc (the "Company") is a Delaware corporation. The Company's business plan involves exploration and development of oil and gas properties.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2015, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2015, and the results of its operations and its cash flows for the periods ended March 31, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

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

	March 31,	March 31,
	2015	2014
Potentially dilutive securities were comprised of the following:

Warrants	300,000	-

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

As consideration, the Company has agreed to issue 1,100,000 shares of common stock to West Bakken Energy Holdings Ltd at a purchase price of $0.50 per share of common stock. As of March 31, 2015 the shares have not been issued. The shares are expected to be issued to West Bakken Energy Holdings Ltd in August 2015.

NOTE 4 – INTANGIBLE ASSETS, NET

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		$	$	$
Finite lived intangible assets

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

The following table reflects the estimated future amortization expense for the Company's finite-lived intangible assets as of March 31, 2015:

Estimated Amortization Expense
$
Remaining nine months of 2015	1,738
2016	2,317
2017	1,158
Total	5,213

NOTE 5 – STOCKHOLDERS' DEFICIT

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

NOTE 5 – STOCKHOLDERS' DEFICIT (continued…)

Common Stock (continued…)

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

NOTE 6 – INCOME TAXES

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

BLACK STALLION OIL AND GAS, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)

	March 31,	March 31,
	2015	2014
	$	$
The components of these differences are as follows:

Net tax loss carry-forwards	24,052	20,678
Statutory rate	15%	15%
Expected tax recovery	3,608	3,102
Change in valuation allowance	(3,608)	(3,102)
Income tax provision	-	-

	March 31,	December 31,
	2015	2014
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	33,645	30,037
Less: valuation allowance	(33,645)	(30,037)

NOTE 7 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

The following entities have been identified as related parties:

George Drazenovic - Director and greater than 10% stockholder

	March 31,	December 31,
	2015	2014
	$	$
The following transactions were carried out with related parties:

Balance sheet:
Loan (to)/from related party - Director	(896)	1,079

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

On October 17, 2014, our company entered into and closed a private placement for proceeds of $150,000. Pursuant to the private placement subscription agreement, we issued an aggregate of 300,000 units (each a "Unit") to one investor at a subscription price of US $0.50 per Unit, with each Unit consisting of one common share and one non-transferable share purchase warrant. Each a Warrant is exercisable at US$1.00 until January 1, 2017.

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

Liquidity and Capital Resources

Working Capital

	At March 31, 2015	At December 31, 2014
Current Assets	$4,153	$26,568
Current Liabilities	$561,987	$560,929
Working Capital (Deficit)	$(557,834)	$(534,361)

Cash Flows

	Three Months Ended March 31,
	2015		2014
Net cash used in operating activities		$(21,336)		$(13,160)
Net cash provided by (used in) investing activities	$	Nil	$	Nil
Net cash (used in) provided by financing activities		$(1,975)		$13,160
Decrease in cash and cash equivalents		$(23,311)	$	Nil

As of March 31, 2015 we had total assets of $55 9,366 , total liabilities of $ 561,987 , and stockholders' deficit of $2,621, compared to total assets of $582,360, total liabilities of $560,929 and stockholders' equity of $21,431 as of December 31, 2014.

Prepaid expenses relating to rental as of March 31, 2015 remained unchanged since December 31, 2014. Our working capital deficit was $55 7,834 as at March 31, 2015 compared to working capital deficit of $534,361 as at December 31, 2014 due to a decrease in cash and cash equivalents.

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

	Ma rch 31,	March 31,
	2015	2014
Potentially dilutive securities were comprised of the following:

Warrants	300,000	-

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

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: May 17, 2016	By:	/s/ Ira Morris
Ira Morris
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

