Form 10-Q/A
period 2015-06-30
Black Stallion Oil & Gas Inc.
filed 2016-05-19
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q / A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the "Amendment") to the Quarterly Report on Form 10-Q of Black Stallion Oil & Gas Inc., a Delaware corporation (the "Company"), for the quarter ended June 30, 2015, and filed with the Securities and Exchange Commission (the "SEC") on August 19, 2015, (the "Original Filing"); is to revise the disclosures in the Original Filing, and include in this Amendment restated financial statements for the quarter ended June 30, 2015, to replace the financial statements included in the Original Filing.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended June 30, 2015 and 2014 and cumulative from inception form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

4

BLACK STALLION OIL AND GAS, INC

INTERIM FINANCIAL STATEMENTS

(unaudited)

for the six months ended June 30, 2015

BLACK STALLION OIL AND GAS, INC
BALANCE SHEETS
(in U.S. Dollars)

		June 30,	December 31,
		2015	2014
		$	$
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		239	24,110
Prepaid expenses		2,458	2,458
Total current assets		2,697	26,568

Working interest in oil and gas leases	3	550,000	550,000
Intangible assets, net	4	4,634	5,792

TOTAL ASSETS		557,331	582,360

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities :
Accounts payable and accrued liabilities		17,508	9,850
Loan from related party		3,063	1,079
Deferred consideration	3	550,000	550,000

Total liabilities		570,571	560,929

Stockholders' Deficit	4
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 43,872,000 shares issued and outstanding at June 30, 2015 and December 31, 2014		4,387	4,387
Additional paid-in capital		67,292	67,292
Common stock subscribed		150,000	150,000
Accumulated deficit		(234,919)	(200,248)
Total Stockholders' Deficit		(13,240)	21,431

TOTAL LIABILTIES AND STOCKHOLDERS' DEFICIT		557,331	582,360

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Revenue	-	-	-	-

Operating expenses:
General and administrative:-
Amortisation	1,158	-	579	-
Consulting	10,000	-	-	-
Filing fees	1,746	2,690	1,409	822
Franchise tax	-	400	-	-
Other costs	892	3,554	858	1,548
Professional fees:-
-Accounting	1,000	1,000	500	500
-Auditor's fees	8,000	8,000	2,000	2,000
-Legal fees	3,822	4,561	2,060	1,473
Rental expense	8,052	7,374	3,213	3,687
Research and development	-	3,129	-	-

Total operating expenses	(34,671)	(30,708)	(10,619)	(10,030)

Net loss	(34,671)	(30,708)	(10,619)	(10,030)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	43,872,000	43,782,000	43,872,000	43,782,000

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2015, and for the periods then ended are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2015, and the results of its operations and its cash flows for the periods ended June 30, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of December 31, 2014, filed with the SEC, for additional information, including significant accounting policies.

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

Property, plant and equipment

The Company does not own any property, plant and equipment .

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

As consideration, the Company has agreed to issue 1,100,000 shares of common stock to West Bakken Energy Holdings Ltd at a purchase price of $0.50 per share of common stock. As of June 30, 2015 the shares have not been issued. The shares are expected to be issued to West Bakken Energy Holdings Ltd in August 2015.

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

The following table reflects the estimated future amortization expense for the Company's finite-lived intangible assets as of June 30, 2015:

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

The components of these differences are as follows:

	June 30,	June 30,
	2015	2014
	$	$
Net tax loss carry-forwards	(34,671)	(30,708)
Statutory rate	15%	15%
Expected tax recovery	-5,201	-4,606
Change in valuation allowance	5,201	4,606
Income tax provision	-	-

	June 30,	December 31,
	2015	2014
Components of deferred tax assets:	$	$
Non capital tax loss carry forwards	35,238	30,037
Less: valuation allowance	(35,238)	(30,037)

NOTE 7 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

BLACK STALLION OIL AND GAS, INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued…)

The following entities have been identified as related parties :

George Drazenovic - Director and greater than 10% stockholder

	June 30,	December 31,
The following transactions were carried out with related parties:	2015	2014
Balance sheet:
Loan (to)/from related party - Director	$3,063	$1,079

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

Liquidity and Capital Resources

Working Capital

	At June 30, 2015	At December 31, 2014
Current Assets	$2,697	$26,568
Current Liabilities	$570,571	$560,929
Working Capital (Deficit)	$(567,874)	$534,361

Cash Flows

	Six Months Ended June 30,
	2015		2014
Net cash used in operating activities		$(25,855)		$(22,090)
Net cash provided by (used in) investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$1,984		$22,090
Increase (decrease) in cash and cash equivalents		$(23,871)	$	Nil

As of June 30, 2015 we had total current assets of $2,697, total liabilities of $ 570,571 and stockholders' deficit of $ 13,240 , compared to total current assets of $26,568, total liabilities of $ 560,929 and stockholders' equity of $ 21,431 as of December 31, 2014.

Our working capital deficit was $ 567,874 as at June 30, 2015 compared to a working capital deficit of $ 534,361 as at December 31, 2014 the deficit as at June 30, 2015 was due to reduced cash and cash equivalents and an increase in accounts payable and accrued liabilities.

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

We have sold $71,680 in equity securities to pay for our start-up operations. The president of our company has loaned the company $3,063  as of June 30, 2015.

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

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: May 18, 2016	By:	/s / Ira Morris
Ira Morris
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

