Form 10-Q/A
period 2015-09-30
Black Stallion Oil & Gas Inc.
filed 2016-05-19
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10- Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the "Amendment") to the Quarterly Report on Form 10-Q of Black Stallion Oil & Gas Inc., a Delaware corporation (the "Company"), for the quarter ended September 30, 2015, and filed with the Securities and Exchange Commission (the "SEC") on August 19, 2015, (the "Original Filing"); is to revise the disclosures in the Original Filing, and include in this Amendment restated financial statements for the quarter ended September 30, 2015, to replace the financial statements included in the Original Filing.

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

BLACK STALLION OIL AND GAS, INC
INTERIM FINANCIAL STATEMENTS
for the nine months ended September 30, 2015
(unaudited)

BLACK STALLION OIL AND GAS, INC
BALANCE SHEETS
(in U.S. Dollars)

		September 30	December 31
		2015	2014
		$	$
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents		31,183	24,110
Prepaid expenses		2,458	2,458
Loan to related party		18,325
Total current assets		51,967	26,568

Working interest in oil and gas leases	3	550,000	550,000
Intangible assets, net	4	4,055	5,792

TOTAL ASSETS		606,021	582,360

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities :
Accounts payable and accrued liabilities		4,107	9,850
Loan from related party		-	1,079
Deferred consideration	3	-	550,000
Total liabilities		4,107	560,929

Stockholders' Deficit	4
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 44,972,000 shares issued and outstanding at September 30, 2015 and 43,872,000 issued and outstanding at December 31, 2014		4,497	4,387
Additional paid-in capital		767,182	67,292
Common stock subscribed		150,000	150,000
Accumulated deficit		(319,765)	(200,248)
Total Stockholders' Deficit		601,914	21,431

TOTAL LIABILTIES AND STOCKHOLDERS' DEFICIT		606,021	582,360

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Revenue	-	-	-	-

Operating expenses :
General and administrative:
Amortisation	1,737	579	579	579
Consulting	16,000	-	6,000	-
Filing fees	15,006	4,334	13,259	1,644
Franchise tax	-	400	-	-
Other costs	17,501	4,193	17,407	639
Professional fees:
-Accounting	1,000	1,500		500
-Auditor's fees	8,000	10,000		2,000
-Legal fees	15,666	6,101	11,843	1,540
-Investor relations	12,583	-	12,583	-
-Setup fee	12,900	-	12,900	-
Rental expense	12,125	11,424	3,275	4,050
Research and development	-	3,129	-
Website costs	7,000		7,000
Total operating expenses	(119,517)	(41,660)	(84,846)	(10,952)

Net loss	(119,517)	(41,660)	(77,846)	(10,952)

Net loss per common share - basic and diluted
Net loss per share attributable to common stockholders	-	-	-	-

Weighted-average number of common shares outstanding	44,972,000	43,782,000	43,872,000	43,782,000

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC
STATEMENT OF STOCKHOLDERS' DEFICIT
for the year ended December 31, 2014 and the nine month period ended September 30, 2015
(unaudited)

	Common Stock		Additional paid-in	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	capital	Subscribed	Deficit	Deficit
		$	$	$	$	$

Balance at January 1, 2014	43,872,000	4,387	67,292	-	(108,011)	(36,332)

Proceeds from stock subscription - private placement	-	-	-	150,000	-	150,000

Loss for the year	-	-	-	-	(92,237)	(92,237)

Balance at December 31, 2014	43,872,000	4,387	67,292	150,000	(200,248)	21,431

Common stock subscribed	1,100,000		699,890			742,862

Loss for the period	-	-	-	-	(119,517)	(119,517)

Balance at September 30, 2015	44,972,000	4,497	767,182	150,000	(319,765)	601,914

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL AND GAS, INC
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2015	2014
	$	$

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	(119,517)	(25,002)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization expense	1,737	-

Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	-	-
Accounts payable and accrued liabilities	(5,743)	(10,343)
Net cash used in operating activities	(123,523)	(30,738)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Additional paid in capital	150,000	-
(Payments)/proceeds (to)/from loans with related parties	(19,404)	-
Net cash (used)/provided by financing activities	130,596	30,738

Decrease in cash and cash equivalents	7,073	-

Cash and cash equivalents at the beginning of the period	24,110	-

Cash and cash equivalents at the end of the period	31,183	-

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

	September 30,	September 30,
	2015	2014
Potentially dilutive securities were comprised of the following:

Warrants	300,000	-

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

Intangible assets consist of capitalised website development costs. Development costs of $6,950 relating to website creation, development and launch have been capitalised. The website entered its operating stage during July 2014. Amortisation expenses of $1,737 have been expensed during the nine month period ended September 30, 2015.

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

The components of these differences are as follows:

	September 30,	September 30,
	2015	2014
	$	$
Net tax loss carry-forwards	(119,517)	(41,660)
Statutory rate	15%	15%
Expected tax recovery	-17,928	-6,249
Change in valuation allowance	17,928	6,249
Income tax provision	-	-

	September 30,	December 31,
	2015	2014
Components of deferred tax assets:	$	$
Non capital tax loss carry forwards	47,965	30,037
Less: valuation allowance	(47,965)	(30,037)

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

The following entities have been identified as related parties:

George Drazenovic - Director and greater than 10% stockholder

	September 30,	December 31,
	2015	2014
The following transactions were carried out with related parties:	$	$

Balance sheet:
Loan (to)/ from related party - Director	(18,325)	1,079

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

	Nine Months Ended September 30,
	2015		2014
Revenue	$	Nil	$	Nil

Amorization		$1,737		$579
Consulting fees		$16,000	$	Nil
Filing fees		$15,006		$4,334
Franchise tax	$	Nil		$400
Other costs		$17,501		$4,193
Professional fees:
-Accounting		$1,000		$1,500
-Auditor's fees		$8,000		$10,000
-Legal fees		$15,666		$6,101
-Investor relations		$12,583	$	Nil
-Setup		$12,900	$	Nil
Rental expense		$12,125		$11,424
Research and development	$	Nil		$3,129
Net Income (Loss)		$(119,517)		$(41,660)

For the nine months ended September 30, 2015 we had total operating expenses of $119,517 compared to $ 41,660 for the nine month period ended September 30, 2014. The increase of $ 77,857 in operating expenses was primarily due to an increase in consulting and filing fees, an increase in other costs which consist of an increase in legal fees, investor relations fees and the regulatory application new in 2015.

Since inception on September 14, 2011 until September 30, 2015, we have earned no revenues and incurred expenses of $319,765 resulting in a cumulative net loss of $319,765.

Liquidity and Capital Resources

Working Capital

	At September 30, 2015	At December 31, 2014
Current Assets	$51,967	$26,568
Current Liabilities	$4,107	$560,929
Working Capital (Deficit)	$47,860	$534,361

Cash Flows

	Nine Months Ended September 30,
	2015		2014
Net cash used in operating activities		$(123,523)		$(30,738)
Net cash provided by (used in) investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$130,596		$2,458
Increase (decrease) in cash and cash equivalents		$7,073		$(32,311)

As of September 30, 2015 we had total current assets of $51,967, total liabilities of $4,107 and stockholders' deficit of $ 601,914 , compared to total current assets of $26,568, total liabilities of $10,929 and stockholders' deficit of $ 582 ,360 as of December 31, 2014.

Our working capital was $47,860 as at September 30, 2015 compared to a working capital deficit of $ 534,361 as at December 31, 2014 the increase of working capital as at September 30, 2015 was primarily due to a loan from a related party.

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

	September 30,	September 30,
	2015	2014
Potentially dilutive securities were comprised of the following:

Warrants	300,000	-

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

