Form 10-Q
period 2016-03-31
Black Stallion Oil & Gas Inc.
filed 2016-06-13
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

45,638,090 and outstanding as of June 6, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK STALLION OIL & GAS INC

INTERIM FINANCIAL STATEMENTS

For the three months ended MARCH 31, 2016

CONTENTS:

Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	F-2

Statements of Operations for the three months ended March 31, 2016 and 2015 (unaudited)	F-3

Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited)	F-4

Notes to Unaudited Interim Financial Statements	F-5

BLACK STALLION OIL & GAS INC

BALANCE SHEETS

as of

	March 31, 2016	December 31, 2015
	$	$
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	237	216
Prepaid expenses	157,376	2,458
Loan to related party	13,662	26,168
Total current assets	171,275	28,842

Working interest in oil and gas leases	850,000	850,000
Intangible assets, net	2,896	3,475

TOTAL ASSETS	1,024,171	882,317

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	68,268	12,855
Convertible notes payable, net	48,148	-
Accrued interest	1,595	-
Total Liabilities	118,011	12,855

Stockholders' Equity
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 45,638,090 shares issued and outstanding at March 31, 2016 and at December 31, 2015	4,564	4,564
Additional paid-in capital	1,310,297	1,117,115
Common stock subscribed but unissued	106,090	150,000
Accumulated deficit	(514,791)	(402,217)

Total Stockholders' Equity	906,160	869,462

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,024,171	882,317

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC

STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2016	2015
	$	$

Revenue	-	-

Operating expenses:
General and administrative expenses:
Amortisation	579	579
Consulting	1,000	10,000
Contractors	54,262	-
Filing	2,325	338
Finder's fee	17,500	-
Other costs	683	1,186
Professional fees
- Accounting	500	500
- Auditor's fees	6,000	6,000
- Legal fees	3,769	1,762
Rental expense	1,941	3,687

Total operating expenses	(88,559)	(24,052)

Loss from operations	(88,559)	(24,052)

Interest expense	(17,925)	-

Net loss	(106,484)	(24,052)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	-	-

Weighted-average number of common shares outstanding	45,638,090	43,872,000

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC

STATEMENT OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2016	2015
	$	$
Cash Flows from Operating Activities

Net loss	(106,484)	(24,052)

Adjustment to reconcile net loss to net cash used in operating activities:
Amortization expense	579	579
Contractors	54,262	-
Interest on convertible notes	1,595	-
Interest accretion of convertible notes	16,330	-

Changes in operating assets and liabilities:
Prepaid expenses	(180,000)	-
Loan to related party	12,506	(1,975)
Accounts payable and accrued liabilities	26,233	2,137

Net cash used in operating activities	(174,979)	(23,311)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	175,000	-
Net cash provided by financing activities	175,000	-

Movement in cash and cash equivalents	21	(23,311)

Cash and cash equivalents at beginning of the period	216	24,110

Cash and cash equivalents at end of the period	237	799

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Black Stallion Oil & Gas Inc, a Delaware corporation (the "Company") is an oil and gas exploration company. As of March 31, 2016, the Company had no revenues from its oil and gas operations.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements of Black Stallion Oil & Gas Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the year ending December 31, 2016 or for any other subsequent interim period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of unproved oil and gas properties, deferred tax assets, asset retirement obligations and legal contingencies. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2016 the Company has accumulated losses from operations of $514,791 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

To carry out further planned operations, the Company must raise additional funds through additional equity and/or debt issuances. There can be no assurance that this capital will be available, and if it is not, the Company may be forced to curtail or cease exploration and development activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company's oil and gas property represents an investment in unproved properties. These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is charged to expense since a reserve base has not yet been established. Impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company's unproved oil and gas properties consist of capitalized exploration costs of $850,000 as of March 31, 2016.

Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each fiscal quarter, to perform a test to determine the limit on the book value of our oil and natural gas properties (the "Ceiling Test"). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the "Ceiling", this excess or impairment is charged to expense and reflected as additional accumulated depreciation, depletion and amortization or as a credit to oil and natural gas properties. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period (with consideration of price changes only to the extent provided by contractual arrangements including hedging arrangements pursuant to SAB 103), less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus (b) the cost of properties not being amortized (pursuant to Reg. S-X Rule 4-10 (c)(3)(ii)); plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties.

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Prepaid Expenses

Prepaid contracting expenses represents amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations over the life of the contract using the straight-line method.

On February 9, 2016, the Company entered into a 5 year contracting arrangement with an unrelated party for contracting services related to expertise in the petroleum industry. As compensation for contractor services the Company will pay the contractor fees of $180,000 annually in advance.

On February 9, 2016, the Company entered into a 12 month contracting arrangement with a related party. As compensation for services the Company will pay the contractor fees of $2,500 a month, payable $900 in cash and $1,600 with common stock of the company valued at 50% of market at the date of conversion. The contractor is also entitled to cash compensation of $25,000 upon signing.

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

Earnings per share

Our company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. In periods of losses, basic and diluted loss per share are the same, as the effect of stock warrants and convertible debt on loss per share is anti-dilutive.

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock warrants using the treasury-stock method and convertible debt computed using as-if converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company's financial condition.

NOTE 3 – WORKING INTEREST IN OIL AND GAS LEASES

On February 23, 2014 the Company entered into a Lease Assignment Agreement with West Bakken Energy Holdings Ltd to acquire from an unaffiliated oil and gas company, an undivided 100% interests (a 50% working interest) in certain oil and gas properties, comprising approximately 12,233,93 acres of land located in Montana, United States.

-

As consideration, the Company has agreed to issue 1,100,000 shares of common stock to West Bakken Energy Holdings Ltd at a purchase price of $0.50 per share of common stock, a total of $550,000. The shares were issued to West Bakken Energy Holdings Ltd on August 19, 2015.

On October 2, 2015 the Company entered into a Lease Assignment Agreement with Hillcrest Exploration Ltd to acquire from an unaffiliated oil and gas company, the remaining 50% working interest in certain oil and gas properties, comprising approximately 12,233.93 acres of land located in Montana, United States.

-	As consideration, the Company agreed to issue 500,000 shares of common stock to Hillcrest Exploration Ltd at a purchase price of $1 per share and $50,000 cash for total proceeds of $550,000.

-

Of the total consideration, $50,000 cash and 250,000 common shares were paid on the date of closing which occurred on October 27, 2015. The remaining 250,000 common shares are contingent and are to be paid on the date that Black Stallion spuds its first oil well on the property. Due to the uncertain nature of oil drilling, management is unable to state that this event is more likely that not to occur. Therefore the total cost capitalized and payable is excluding this amount and will be reassessed at a future date.

NOTE 4 – INTANGIBLE ASSETS, NET

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$

Intellectual property - website	6,950	(4,054)	2,896	3
Total finite-lived intangible assets	6,950	(4,054)	2,896

Intangible assets consist of capitalized website development costs. Development costs of $3,475 relating to website creation, development and launch have been capitalized. The website entered its operating stage during July 2014. Amortization expenses of $579 has been expensed during the period ended March 31, 2016.

The following table reflects the estimated future amortization expense for the Company's finite-lived website development costs as of March 31, 2016:

Estimated Amortization Expense
$
2016 (remainder)	1,791
2017	1,105
Total	2,896

NOTE 5 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable consisted of the following:

	March 31,	December 31
	2016	2015
Description	$	$
On February 5, 2016, the Company executed a convertible note payable in the amount of $100,000 payable on February 5, 2017 bearing interest at 8% per annum. This note is convertible into the Company's common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion.	100,000	-

On March 7, 2016, the Company executed a convertible note payable in the amount of $75,000 payable on March 7, 2017 bearing interest at 8% per annum. This note is convertible into the Company's common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion.	75,000	-

Total	175,000	-
Less: Debt discount	(126,852)	-
Total convertible notes payable	48,148	-

NOTE 6 – STOCKHOLDER'S EQUITY

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

On September 27, 2014, the Company initiated a private placement for the sale of 300,000 units at $0.5 per unit. Each unit comprised of 1 share of common stock and 1 non-transferrable share purchase warrant. Each warrant have an exercise price of $1 per share and expire on January 1, 2017.

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

On October 15, 2015, the Company initiated a private placement for the sale of 250,000 units at $1 per unit. Each unit comprised of 1 share of common stock with no warrants attached.

Treasury Stock

Retirement of Treasury Stock

On September 9, 2013, the Company retired 108,000,000 shares of common stock. These retired shares are now included in the Company's pool of authorized but unissued shares.

Warrants

The Company has reserved 519,090 shares of common stock as of March 31, 2016 for the exercise of warrants to non-employees, of which 519,090 are exercisable. These warrants could potentially dilute basic earnings per share in future years. The warrants exercise prices and expiration dates are as follows:

	Exercise Price	Number of Shares	Expiration Date
	$

To investors	1.5	103,000	January 1, 2017
	1	300,000	January 1, 2017
	1.5	39,063	January 1, 2017
	2	27,027	January 1, 2017
	1.5	50,000	January 1, 2017

		519,090

NOTE 7 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended March 31, 2016 and 2015 were as follows (assuming a 15% effective tax rate):

	March 31	March 31
	2016	2015
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	15,973	3,608
Change in valuation allowance	(15,793)	(3,608)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of March 31, 2016 and December 31, 2015 as follows:

Loss carry forwards	60,104	44,131
Less - Valuation allowance	(60,104)	(44,131)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended March 31, 2016 and December 31, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

As of March 31, 2016, the Company had approximately $514,791 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 8 – RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

The following entities have been identified as related parties:

Ira Morris - Director and president

George Drazenovic - Greater than 10% stockholder

	March 31	December 31
	2016	2015
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan to related party	13,662	26,168

From time to time, the president and a stockholder of the Company provides advances/withdrawals to/from the Company for its working capital purposes. The loan is unsecured interest free and has no set terms of repayment.

Accrued liability - contractors	(26,180)	-
The Company entered into a 12 month contract agreement with the director more fully described in (note 2 – Prepaid expenses).

Income Statement:
Contractors	(29,180)	-
The Company entered into a 12 month contract agreement with the director more fully described in (note 2 – Prepaid expenses).

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

In October 2015, our company consolidated a 100% working interest in 12,233.93 acres in oil and gas leases in Teton County, Montana. We also engaged an independent geological firm to identify the most prospective zones and recommendations for additional detailed analysis for these leases.

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

Effective September 18, 2015, our company entered into a Master Services Consulting Agreement with Sproule International Limited, a petroleum consulting firm. In accordance with the terms of the agreement, Sproule will conduct a work program on our Woodrow prospect.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the periods ended March 31, 2016 and 2015 which are included herein.

Our operating results for the periods ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31,
	2016		2015
Revenue	$	Nil	$	Nil

Amortization		$579		$579
Consulting		$1,000		$10,000
Contractors		$54,262	$	Nil
Filing fees		$2,235		$338
Other costs		$17,500	$	Nil
Professional fees:
- Accounting		$500		$500
- Auditor's fees		$6,000		$6,000
- Legal fees		$3,769		$1,762
Rental expense		$1,941		$3,687
Net Income (Loss)		$(88,559)		$(24,052)

For the three months ended March 31, 2016 we had total operating expenses of $88,559 compared to $24,052 for the three month period ended March 31, 2015. The increase of $64,504 in operating expenses was primarily due to an increase in fees paid to contractors.

Since inception on September 14, 2011 until March 31, 2016, we have earned no revenues and have had a cumulative net loss of $514,791.

Liquidity and Capital Resources

Working Capital

	At March 31, 2016	At December 31, 2015
Current Assets	$171,275	$28,842
Current Liabilities	$118,011	$12,855
Working Capital (Deficit)	$53,264	$15,987

Cash Flows

	Three Months Ended March 31,
	2016		2015
Net cash used in operating activities		$(174,979)		$(23,311)
Net cash provided by (used in) investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$175,000	$	Nil
Increase (decrease) in cash and cash equivalents		$21		$(23,311)

As of March 31, 2016 we had total current assets of $171,275, total liabilities of $118,011 and stockholders' equity of $906,160, compared to total current assets of $28,842, total liabilities of $12,855 and stockholders' equity of $869,462 as of December 31, 2015.

Our working capital was $53,264 as at March 31, 2016 compared to a working capital of $15,987 as at December 31, 2015 the increase of working capital as at March 31, 2016 was primarily due to an increase in prepaid expenses.

Net cash used in our operating activities during the three months ended March 31, 2016 was $174,979, as compared to net cash used in operating activities of $21,336 for the three months ended March 31, 2015.

Net cash in investing activities in the three months ended March 31, 2015 was $Nil, compared to $Nil in investing activities during the three months ended March 31, 2015.

Net cash provided by financing activities in the three months ended March 31, 2016 was $175,000, compared to net cash used by financing activities of $Nil in the three months ended March 31, 2015. The difference in the cash provided by financing activities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due to proceeds from the issuance of convertible notes.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements as of December 31, 2015 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Our current cash balance is $237. We will therefore require further capital to cover the expenses we will incur during the next twelve months.

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

Cash and cash equivalents as of March 31, 2016 was $237.

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

Our company's oil and gas property represents an investment in unproved properties. These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is charged to expense since a reserve base has not yet been established. Impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

Currently, our company has no economically recoverable reserves and no amortization base. Our company's unproved oil and gas properties consist of capitalized exploration costs of $850,000 as of March 31, 2016.

Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each fiscal quarter, to perform a test to determine the limit on the book value of our oil and natural gas properties (the "Ceiling Test"). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the "Ceiling", this excess or impairment is charged to expense and reflected as additional accumulated depreciation, depletion and amortization or as a credit to oil and natural gas properties. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period (with consideration of price changes only to the extent provided by contractual arrangements including hedging arrangements pursuant to SAB 103), less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus (b) the cost of properties not being amortized (pursuant to Reg. S-X Rule 4-10 (c)(3)(ii)); plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties.

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. Our company maintains our cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Prepaid Expenses

Prepaid contracting expenses represents amounts paid in advance for future contractual benefit to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations over the life of the contract using the straight-line method.

On February 9, 2016, our company entered into a 5 year contracting arrangement with an unrelated party for contracting services related to expertise in the petroleum industry. As compensation for contractor services our company will pay the contractor fees of $180,000 annually in advance.

On February 9, 2016, our company entered into a 12 month contracting arrangement with a related party. As compensation for services our company will pay the contractor fees of $2,500 a month, payable $900 in cash and $1,600 with common stock of our company valued at 50% of market at the date of conversion. The contractor is also entitled to cash compensation of $25,000 upon signing.

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

Once the website is available for use, the asset will be amortized over our useful life on a straight line basis, estimated to be 3 years, and is tested for impairment annually.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are carried at amortized cost and represent liabilities for goods and services provided to our company prior to the end of the financial year that are unpaid and arise when our company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per share

Our company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. In periods of losses, basic and diluted loss per share are the same, as the effect of stock warrants and convertible debt on loss per share is anti-dilutive.

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock warrants using the treasury-stock method and convertible debt computed using as-if converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

Recent Accounting Standards Updates

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on the condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations". The purpose of ASU No. 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU No. 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU No. 2016-08 on the condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU No. 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU No. 2016-09 on the condensed consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. Our Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact our company's financial condition.

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

____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: June 13, 2016	By:	/s/ Ira Morris
Ira Morris
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

