Form 10-Q/A
period 2016-03-31
Black Stallion Oil & Gas Inc.
filed 2016-07-26
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment #1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    NO  ☒

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the "Amendment") to the Quarterly Report on Form 10-Q of Black Stallion Oil & Gas Inc., a Delaware corporation (the "Company"), for the quarter ended March 31, 2016, and filed with the Securities and Exchange Commission (the "SEC") on June 13, 2016, (the "Original Filing"); is to clearly set out on the cover page to the Original Filing that the Company is not a shell company.

i

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

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: July 26, 2016	By:	/s/ Ira Morris
Ira Morris
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

