Form 10-Q
period 2016-06-30
Black Stallion Oil & Gas Inc.
filed 2016-08-18
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 00-55658

BLACK STALLION OIL AND GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0373017
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

633 W. 5th Street, 26th Floor, Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

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

95,638,090 issued and outstanding as of August 15, 2016.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended June 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

3

BLACK STALLION OIL & GAS INC

INTERIM FINANCIAL STATEMENTS

For the six months ended JUNE 30, 2016

BLACK STALLION OIL & GAS INC

BALANCE SHEETS

as of

	June 30, 2016	December 31, 2015
	$	$
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	184	216
Prepaid expenses	202,876	2,458
Loan to related party	10,794	26,168
Total current assets	213,854	28,842

Working interest in oil and gas leases	850,000	850,000
Intangible assets, net	2,317	3,475

TOTAL ASSETS	1,066,171	882,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	89,116	12,855
Convertible notes payable, net	115,288	-
Accrued interest	7,312	-
Total Liabilities	211,716	12,855

Stockholders' Equity
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 45,638,090 shares issued and outstanding at June 30, 2016 and at December 31, 2015	4,564	4,564
Additional paid-in capital	1,412,317	1,117,115
Common stock subscribed but unissued	106,090	150,000
Accumulated deficit	(668,516)	(402,217)
Total Stockholders' Equity	854,455	869,462

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,066,171	882,317

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC

STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	$	$	$	$

Revenue	-	-	-	-

Operating expenses:
General and administrative expenses:
Amortisation	579	579	1,158	1,158
Consulting	-	-	1,000	10,000
Contractors	79,501	-	133,763	-
Filing	3,856	1,409	6,181	1,746
Finder's fee	7,470	-	24,970	-
Other costs	1,328	858	2,011	893
Professional fees
-Accounting	1,000	500	1,500	1,000
-Auditor'sfees	2,000	2,000	8,000	8,000
-Legalfees	2,219	2,060	5,988	3,822
-Set-up	2,119	-	2,119	-
Rental expense	3,776	3,213	5,717	8,052

Total operating expenses	(103,848)	(10,619)	(192,407)	(34,671)

Loss from operations	(103,848)	(10,619)	(192,407)	(34,671)

Interest expense	(49,877)	-	(67,802)	-

Net loss	(153,725)	(10,619)	(260,209)	(34,671)

Net loss per common share - basic and diluted:
Net loss per share attributable to common stockholders	-	-	(0.01)	-

Weighted-average number of common shares outstanding	45,638,090	43,872,000	45,638,090	43,872,000

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC

STATEMENT OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2016	2015
	$	$
Cash Flows from Operating Activities

Net loss	(260,209)	(34,671)

Adjustment to reconcile net loss to net cash used in operating activities:
Amortization expense	1,158	1,158
Contractors	133,763	-
Interest on convertible notes	7,312	-
Interest accretion of convertible notes	60,490	-

Changes in operating assets and liabilities:
Prepaid expenses	(200,418)	-
Accounts payable and accrued liabilities	(57,502)	7,658
Net cash used in operating activities	(315,406)	(25,855)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Loan to related party	15,374	1,984
Proceeds from issuance of convertible notes	300,000	-
Net cash provided by financing activities	315,374	1,984

Movement in cash and cash equivalents	(32)	(23,871)

Cash and cash equivalents at beginning of the period	216	24,110

Cash and cash equivalents at end of the period	184	239

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Black Stallion Oil & Gas Inc, a Delaware corporation (the "Company") is an oil and gas exploration company. As of June 30, 2016, the Company had no revenues from its oil and gas operations.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements of Black Stallion Oil & Gas Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the year ending December 31, 2016 or for any other subsequent interim period.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2016 the Company has insufficient working capital, has accumulated losses from operations of $668,516 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Currently, the Company has no economically recoverable reserves and no amortization base. The Company's unproved oil and gas properties consist of capitalized exploration costs of $850,000 as of June 30, 2016.

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

On February 9, 2016, the Company entered into a 12 month contracting arrangement with a related party. As compensation for services the Company will pay the contractor fees of $2,500 a month, payable $900 in cash and $1,600 with common stock of the company valued at 50% of market at the date of conversion. The contractor was entitled to cash compensation of $25,000 upon signing.

On April 8, 2016, the Company entered into a 5 year contracting arrangement with an unrelated party for contracting services related to expertise and experience in raising finance. As compensation for contractor services the Company will pay the contractor fees of $120,000 annually in advance.

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

-	As consideration, the Company agreed to issue 500,000 shares of common stock to Hillcrest Exploration Ltd at a purchase price of $1 per share and $50,000 cash for total proceeds of $550,000.

-	Of the total consideration, $50,000 cash and 250,000 common shares were paid on the date of closing which occurred on October 27, 2015. The remaining 250,000 common shares are contingent and are to be paid on the date that Black Stallion spuds its first oil well on the property. Due to the uncertain nature of oil drilling, management is unable to state that this event is more likely that not to occur. Therefore the total cost capitalized and payable is excluding this amount and will be reassessed at a future date.

NOTE 4 – INTANGIBLE ASSETS, NET

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$

Intellectual property - website	6,950	(4,633)	2,317	3
Total finite-lived intangible assets	6,950	(4,633)	2,317

Intangible assets consist of capitalized website development costs. Development costs of $3,475 relating to website creation, development and launch have been capitalized. The website entered its operating stage during July 2014. Amortization expenses of $1,158 has been expensed during the period ended June 30, 2016.

The following table reflects the estimated future amortization expense for the Company's finite-lived website development costs as of June 30, 2016:

Estimated Amortization Expense
$
2016 (remainder)	1,158
2017	1,159
Total	2,317

NOTE 5 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable consisted of the following:

	June 30,	December 31
	2016	2015
	$	$
Description
On February 5, 2016, the Company executed a convertible note payable in the amount of $100,000 payable on February 5, 2017 bearing interest at 8% per annum. This note is convertible into the Company's common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion.	100,000	-

On March 7, 2016, the Company executed a convertible note payable in the amount of $75,000 payable on March 7, 2017 bearing interest at 8% per annum. This note is convertible into the Company's common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion.	75,000	-

On April 15, 2016, the Company entered into a debt settlement agreement with a related party to settle a portion of an outstanding contractual obligation for a convertible promissory note in the amount of $50,000 payable on April 15, 2017 bearing interest at 8% per annum. This note is convertible into the Company's common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company's common stock during the 15 consecutive trading days prior to the date of conversion.	50,000	-

On May 4, 2016, the Company executed a convertible note payable in the amount of $75,000 payable on February 4, 2017 bearing interest at 12% per annum. This note is convertible into the Company's common stock at a variable conversion price equal to 45% of the lowest closing bid price of the Company's common stock during the 10 consecutive trading days prior to the date of conversion.	75,000	-

Total	300,000	-
Less: Debt discount	(184,712)	-
Total convertible notes payable	115,288	-

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

Warrants

The Company has reserved 519,090 shares of common stock as of June 30, 2016 for the exercise of warrants to non-employees, of which 519,090 are exercisable. These warrants could potentially dilute basic earnings per share in future years. The warrants exercise prices and expiration dates are as follows:

	Exercise Price	Number of Shares	Expiration Date
	$

To investors	1.5	103,000	January 1, 2017
	1	300,000	January 1, 2017
	1.5	39,063	January 1, 2017
	2	27,027	January 1, 2017
	1.5	50,000	January 1, 2017
		519,090

NOTE 7 – INCOME TAXES

The provision / (benefit) for income taxes for the six month periods ended June 30, 2016 and 2015 were as follows (assuming a 15% effective tax rate):

	June 30	June 30
	2016	2015
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-
Deferred Tax Provision
Federal-
Loss carry forwards	39,031	34,671
Change in valuation allowance	(39,031)	(34,671)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of June 30, 2016 and December 31, 2015 as follows:

Loss carry forwards	100,277	61,246
Less - Valuation allowance	(100,277)	(61,246)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2016 and December 31, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2016, the Company had approximately $668,516 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

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

The following entities have been identified as related parties:

Ira Morris	- Director and president
George Drazenovic	- Greater than 10% stockholder
Rancho Capital Management Inc.	- Greater than 50% stockholder

	June 30	December 31
	2016	2015
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan to related party	10,794	26,168

From time to time, the president and a stockholder of the Company provides advances/withdrawals to/from the Company for its working capital purposes. The loan is unsecured interest free and has no set terms of repayment.

Prepaid expenses - Contractors	202,876	-
The Company paid contractors fees in advance to its significant shareholder for 12 months of services.

Accrued liability - Contractor	(30,639)	-
The Company has accrued expenses outstanding to its director for contractors' fees.

Accrued expenses, net – Contractor	(49,750)	-
The Company has accrued expenses outstanding to its significant shareholder for contractors' fees.

Convertible notes payable, net	(18,440)	-

On April 15, 2016, the Company entered into a debt settlement agreement with its significant shareholder to settle a portion of an outstanding contractual obligation for a convertible promissory note in the amount of $50,000 payable on April 15, 2017 bearing interest at 8% per annum.

Income Statement:
Contractors expense - director	(36,638)	-
Contractors expense – significant shareholder	(97,124)	-
The Company entered into 12 month contract agreements which are more fully described in (note 2 – Prepaid expenses).

NOTE 9 – SUBSEQUENT EVENTS

On August 1, 2016 the Company entered into a Debt Settlement Agreement with Rancho Capital Management Inc to settle an outstanding contractual obligation amounting to $50,000 pursuant to a consulting contract dated April 8, 2016. Pursuant to the agreement, on August 8, 2016 the Company issued 50,000,000 shares of restricted common stock at $0.001 per share.

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

On April 8, 2016, we entered into a contractor agreement with Rancho Capital Management Inc. (the "Contractor Agreement"). Pursuant to this agreement, Rancho provides our company with financial filings, strategy and advice regarding debt and equity financings, PIPEs and technical knowledge on financings. In exchange, we are to compensate Rancho with $120,000 per year and the term of the agreement is five years.

On April 15, 2016, we entered into a debt settlement agreement with Rancho. Pursuant to this agreement, we issued a convertible note in the aggregate amount of $50,000 to Rancho to settle $50,000 owed to Rancho from the Contractor Agreement. The note issued to Rancho is convertible into our common shares at a 45% discount to the lowest closing bid price during the previous fifteen trading day period from any conversion notice from Rancho.

On May 4, 2016, we were provided with an aggregate of $75,000 from JSJ Investments Inc. In exchange, we issued a convertible promissory note to JSJ Investments. The note issued is due on February 4, 2017 and convertible into our common shares at a 45% discount to the lowest price during the previous ten trading days of any conversion notice from JSJ Investments.

On August 1, 2016, we entered into a debt settlement agreement with Rancho. Pursuant to this agreement, we issued an aggregate of 50,000,000 common shares of our company at a deemed price of $0.001 to Rancho to settle $50,000 owed to Ranch from the Contractor Agreement. As a result of this issuance, the balance owed to Rancho under the Contractor Agreement is $20,000. As a result, Rancho holds approximately 52.3% of all our issued and outstanding common shares and qualifies as a change of control of our company.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the periods ended June 30, 2016 and 2015 which are included herein.

Our operating results for the three month periods ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30,
	2016		2015
Revenue	$	Nil	$	Nil

Amortization		$579		$579
Contractors		$79,501	$	Nil
Filing fees		$3,856		$1,409
Finders fee		$7,470	$	Nil
Other costs		$1,328		$858
Professional fees:
-Accounting		$1,000		$500
-Auditor'sfees		$2,000		$2,000
-Legalfees		$2,219		$2,060
-Set-up		$2,119	$	Nil
Rental expense		$3,776		$3,213
Net Income (Loss) from operations		$(103,848)		$(10,619)

For the three months ended June 30, 2016 we had total operating expenses of $103,848 compared to $10,619 for the three month period ended June 30, 2015. The increase of $93,229 in operating expenses was primarily due to an increase in fees paid to contractors, filing fees, and finders fee.

Since inception on September 14, 2011 until June 30, 2016, we have earned no revenues and have had a cumulative net loss of $668,516.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
Revenue	$	Nil	$	Nil

Amortization		$1,158		$1,158
Consulting		$1,000		$10,000
Contractors		$133,763	$	Nil
Filing fees		$6,181		$1,746
Finders fee		$24,970	$	Nil
Other costs		$2,011		$893
Professional fees:
-Accounting		$1,500		$1,000
-Auditor's fees		$8,000		$8,000
-Legal fees		$5,988		$3,822
-Set-up		$2,119	$	Nil
Rental expense		$5,717		$8,052
Net Income (Loss) from operations		$(192,407)		$(34,671)

For the three months ended June 30, 2016 we had total operating expenses of $192,407 compared to $34,671 for the three month period ended June 30, 2015. The increase of $157,736 in operating expenses was primarily due to an increase in fees paid to contractors, filing fees, and finders fee.

We had a net loss of $260,209 for the six months ended June 30, 2016, which was more than the net loss of $34,671 for the six months ended June 30, 2015. Our increased net loss of $225,538 resulted from a increases in consulting fees paid to contractors, filing fees, and finders fee.

Liquidity and Capital Resources

Working Capital

	At June 30, 2016	At December 31, 2015
Current Assets	$213,854	$28,842
Current Liabilities	$211,716	$12,855
Working Capital (Deficit)	$2,138	$15,987

Cash Flows

	Six Months Ended June 30,
	2016		2015
Net cash used in operating activities		$(315,406)		$(25,855)
Net cash provided by (used in) investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$315,374		$1,984
Increase (decrease) in cash and cash equivalents		$(32)		$(23,871)

As of June 30, 2016 we had total current assets of $213,854, total liabilities of 211,716 and stockholders' equity of $854,455, compared to total current assets of $28,842, total liabilities of $12,855 and stockholders' equity of $869,462 as of December 31, 2015.

Our working capital was $2,138 as at June 30, 2016 compared to a working capital deficit of $15,987 as at December 31, 2015 the increase of working capital as at June 30, 2016 was primarily due to an increase in prepaid expenses.

Net cash used in our operating activities during the six months ended June 30, 2016 was $315,406, as compared to net cash used in operating activities of $25,855 for the six months ended June 30, 2015.

Net cash in investing activities in the six months ended June 30, 2015 was $Nil, compared to $Nil in investing activities during the six months ended June 30, 2015.

Net cash provided by financing activities in the six months ended June 30, 2016 was $315,374, compared to net cash used by financing activities of $1,984 in the six months ended June 30, 2015. The difference in the cash provided by financing activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to proceeds from the issuance of convertible notes and loans from a related party.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements as of December 31, 2015 that they have substantial doubt that we will be able to continue as a going concern without further financing.

We continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2016, we have insufficient working capital, have accumulated losses from operations of $668,516 and have earned no revenues since inception. We intend to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

Our current cash balance is $184. We will therefore require further capital to cover the expenses we will incur during the next twelve months.

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

Cash and cash equivalents as of June 30, 2016 was $184.

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

Currently, our company has no economically recoverable reserves and no amortization base. Our company's unproved oil and gas properties consist of capitalized exploration costs of $850,000 as of June 30, 2016.

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

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 8, 2016, we entered into a contractor agreement with Rancho Capital Management Inc. (the "Contractor Agreement"). Pursuant to this agreement, Rancho provides our company with financial filings, strategy and advice regarding debt and equity financings, PIPEs and technical knowledge on financings. In exchange, we are to compensate Rancho with $120,000 per year and the term of the agreement is five years.

On April 15, 2016, we entered into a debt settlement agreement with Rancho. Pursuant to this agreement, we issued a convertible note in the aggregate amount of $50,000 to Rancho to settle $50,000 owed to Rancho from the Contractor Agreement. The note issued to Rancho is convertible into our common shares at a 45% discount to the lowest trading price during the previous ten trading day period from any conversion notice from Rancho.

On August 1, 2016, we entered into a debt settlement agreement with Rancho. Pursuant to this agreement, we issued an aggregate of 50,000,000 common shares of our company at a deemed price of $0.001 to Rancho to settle $50,000 owed to Ranch from the Contractor Agreement. As a result of this issuance, the balance owed to Rancho under the Contractor Agreement is $20,000.

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

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: August 18, 2016	By:	/s/ Ira Morris
Ira Morris
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

