Form 10-Q
period 2016-09-30
Black Stallion Oil & Gas Inc.
filed 2016-12-02
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

99,139,387 and outstanding as of December 1, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the nine month period ended September 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with Generally Accepted Accounting Principles in the United States.

3

BLACK STALLION OIL & GAS INC

INTERIM FINANCIAL STATEMENTS

For the nine months ended September 30, 2016

BLACK STALLION OIL & GAS INC

BALANCE SHEETS

as of

	September 30, 2016	December 31, 2015
	$	$
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	9,293	216
Prepaid expenses	263,850	2,458
Loan to related party	9,418	26,168
Total current assets	282,561	28,842

Working interest in oil and gas leases	850,000	850,000
Intangible assets, net	1,737	3,475

TOTAL ASSETS	1,134,298	882,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	95,592	12,855
Convertible notes payable, net	197,100	-
Accrued interest	11,721	-
Total Liabilities	304,413	12,855

Stockholders' Equity
Common stock, $0.0001 par value; 6,000,000,000 shares authorized; 99,139,387 and 45,638,090 shares issued and outstanding at September 30, 2016 and at December 31, 2015 respectively	9,914	4,564
Additional paid-in capital	1,671,382	1,117,115
Common stock subscribed but unissued	106,090	150,000
Accumulated deficit	(957,501)	(402,217)

Total Stockholders’ Equity	829,885	869,462

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,134,298	882,317

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC

STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	$	$	$	$

Revenue	-	-	-	-

Operating expenses:
General and administrative expenses:
Amortisation	580	579	1,738	1,737
Consulting	6,260	6,000	7,260	16,000
Contractors	116,567	-	250,330	-
Filing	4,256	13,259	10,437	15,006
Finder’s fee	-	-	24,970	-
Other costs	2,406	17,407	4,417	17,501
Professional fees
-Accounting	-	-	1,500	1,000
-Auditor’s fees	4,000	-	12,000	8,000
-Legal fees	38,000	11,843	43,988	15,666
-Investor relation	-	12,583	-	12,582
-Set-up	-	12,900	2,119	12,900
Rental expense	780	3,275	6,497	12,125
Website costs	-	7,000	-	7,000

Total operating expenses	(172,849)	(84,846)	(365,256)	(119,517)

Loss from operations	(172,849)	(84,846)	(365,256)	(119,517)

Interest expense	(96,136)	-	(183,938)	-

Net loss	(268,985)	(84,846)	(549,194)	(119,517)

Net loss per common share - basic and diluted:

Net loss per share attributable to common stockholders	-	-	(0.01)	-

Weighted-average number of common shares outstanding	78,312,229	43,872,000	56,608,969	43,872,000

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC

STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2016	2015
	$	$
Cash Flows from Operating Activities

Net loss	(549,194)	(119,517)

Adjustment to reconcile net loss to net cash used in operating activities:
Amortization expense	1,737	1,737
Contractors	192,425	-
Interest on convertible notes	11,721	-

Changes in operating assets and liabilities:
Prepaid expenses	(261,391)	-
Accounts payable and accrued liabilities	(109,688)	(5,743)

Net cash used in operating activities	(714,390)	(123,523)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Loan to related party	16,750	(19,404)
Proceeds from issuance of shares	509,617	150,000
Proceeds from issuance of convertible notes	197,100	-
Net cash provided by financing activities	723,467	130,596

Movement in cash and cash equivalents	9,077	7,073

Cash and cash equivalents at beginning of the period	216	24,110

Cash and cash equivalents at end of the period	9,293	31,183

The accompanying notes are an integral part of these financial statements.

BLACK STALLION OIL & GAS INC

NOTES TO THE INTERIM FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Black Stallion Oil & Gas Inc, a Delaware corporation (the “Company”) is an oil and gas exploration company. As of March 31, 2016, the Company had no revenues from its oil and gas operations.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements of Black Stallion Oil & Gas Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. Management presents the financial instruments without fair value measurement according to ASC 825. Additionally management presents the OIl and Gas leases at contracted price and that the leases are not presented according to ASC 840. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended September 30, 2016 are not necessarily indicative of the operating results for the year ending December 31, 2016 or for any other subsequent interim period.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2016 the Company has insufficient working capital, has accumulated losses from operations of $957,501 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

The Company’s oil and gas property represents an investment in unproved properties. These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is charged to expense since a reserve base has not yet been established. Impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $850,000 as of September 30, 2016.

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

On February 9, 2016, the Company entered into a 5 year contracting arrangement with a related party for contracting services related to expertise in the petroleum industry. As compensation for contractor services the Company will pay the contractor fees of $180,000 annually in advance.

On February 9, 2016, the Company entered into a 12 month contracting arrangement with a related party. As compensation for services the Company will pay the contractor fees of $2,500 a month, payable $900 in cash and $1,600 with common stock of the company valued at 50% of market at the date of conversion. The contractor was entitled to cash compensation of $25,000 upon signing.

On April 8, 2016, the Company entered into a 5 year contracting arrangement with a related party for contracting services related to expertise and experience in raising finance. As compensation for contractor services the Company will pay the contractor fees of $120,000 annually in advance.

On July 15, 2016, the Company entered into a 5 year contracting arrangement with a related party for contracting services related to expertise and experience in raising finance. As compensation for contractor services the Company will pay the contractor fees of $120,000 annually in advance.

On August 1, 2016, the Company entered into one year contracting arrangement with an unrelated party for contracting services related to expertise and experience in raising finance. As compensation for contractor services the Company will pay the contractor fees of $50,000 annually in advance.

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

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

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

-	As consideration, the Company agreed to issue 500,000 shares of common stock to Hillcrest Exploration Ltd at a purchase price of $1 per share and $50,000 cash for total proceeds of $550,000.

-	Of the total consideration, $50,000 cash and 250,000 common shares were paid on the date of closing which occurred on October 27, 2015. The remaining 250,000 common shares are contingent and are to be paid on the date that Black Stallion spuds its first oil well on the property. Due to the uncertain nature of oil drilling, management is unable to state that this event is more likely that not to occur. Therefore the total cost capitalized and payable is excluding this amount and will be reassessed at a future date.

NOTE 4 – INTANGIBLE ASSETS, NET

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in Years)
	$	$	$

Intellectual property - website	6,950	(5,213)	1,737	3
Total finite-lived intangible assets	6,950	(5,213)	1,737

Intangible assets consist of capitalized website development costs. Development costs of $3,475 relating to website creation, development and launch have been capitalized. The website entered its operating stage during July 2014. Amortization expenses of $1,737 has been expensed during the period ended September 30, 2016.

The following table reflects the estimated future amortization expense for the Company's finite-lived website development costs as of September 30, 2016:

Estimated Amortization Expense
$
2016 (remainder)	579
2017	1,158
Total	1,737

NOTE 5 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable consisted of the following:

	September 30,	December 31,
	2016	2015
	$	$
Description
On February 5, 2016, the Company executed a convertible note payable in the amount of $100,000 payable on February 5, 2017 bearing interest at 8% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock during the 15 consecutive trading days prior to the date of conversion. During September 2016 $40,000 converted into shares.	60,000	-

On March 7, 2016, the Company executed a convertible note payable in the amount of $75,000 payable on March 7, 2017 bearing interest at 8% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock during the 15 consecutive trading days prior to the date of conversion. During September 2016 $47,500 converted into shares.	27,500	-

On April 15, 2016, the Company entered into a debt settlement agreement with an unrelated party to settle a portion of an outstanding contractual obligation for a convertible promissory note in the amount of $50,000 payable on April 15, 2017 bearing interest at 8% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock during the 15 consecutive trading days prior to the date of conversion.	50,000	-

On May 4, 2016, the Company executed a convertible note payable in the amount of $75,000 payable on February 4, 2017 bearing interest at 12% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 45% of the lowest closing bid price of the Company’s common stock during the 10 consecutive trading days prior to the date of conversion.	75,000	-

On July 12, 2016, the Company executed a convertible note payable in the amount of $46,000 payable on July 12, 2017 bearing interest at 8% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock during the 15 consecutive trading days prior to the date of conversion.	46,000	-

On August 12, 2016, the Company executed a convertible note payable in the amount of $44,250 payable on August 12, 2017 bearing interest at 8% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock during the 15 consecutive trading days prior to the date of conversion.	44,250	-

On August 12, 2016, the Company executed a convertible note payable in the amount of $44,250 payable on August 12, 2017 bearing interest at 8% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock during the 15 consecutive trading days prior to the date of conversion.	44,250	-

On September 22, 2016, the Company executed a convertible note payable in the amount of $50,000 payable on September 22, 2017 bearing interest at 8% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 45% of the lowest closing bid price of the Company’s common stock during the 10 consecutive trading days prior to the date of conversion.	50,000	-

Total	397,000	-
Less: Debt discount	(199,900)	-
Total convertible notes payable	197,100	-

NOTE 6 – STOCKHOLDER’S EQUITY

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

On August 3, 2016, the Company initiated a private placement for the sale of 50,000,000 shares at $0.001 per share.

On September 2016, $87,500 of convertible notes were converted into shares. The company issued 3,501,297 shares due to the conversion.

Treasury Stock

Retirement of Treasury Stock

On September 9, 2013, the Company retired 108,000,000 shares of common stock. These retired shares are now included in the Company’s pool of authorized but unissued shares.

Warrants

The Company has reserved 519,090 shares of common stock as of September 30, 2016 for the exercise of warrants to non-employees, of which 519,090 are exercisable. These warrants could potentially dilute basic earnings per share in future years. The warrants exercise prices and expiration dates are as follows:

	Exercise Price	Number of Shares	Expiration Date
	$

To investors	1.5	103,000	January 1, 2017
	1	300,000	January 1, 2017
	1.5	39,063	January 1, 2017
	2	27,027	January 1, 2017
	1.5	50,000	January 1, 2017

		519,090

NOTE 7 – INCOME TAXES

The provision / (benefit) for income taxes for the nine month periods ended September 30, 2016 and 2015 were as follows (assuming a 15% effective tax rate):

	September 30,	September 30,
	2016	2015
	$	$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	83,379	17,928
Change in valuation allowance	(83,379)	(17,928)
Total deferred tax provision	-	-

The Company had deferred income tax assets as of September 30, 2016 and December 31, 2015 as follows:

Loss carry forwards	143,625	61,246
Less - Valuation allowance	(143,625)	(61,246)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended September 30, 2016 and December 31, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2016, the Company had approximately $957,501 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2036.

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

The following entities have been identified as related parties:

Ira Morris	- Director and president
George Drazenovic	- Greater than 10% stockholder
Rancho Capital Management Inc.	- Greater than 10% stockholder

	September 30,	December 31,
	2016	2015
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan to related party	9,418	26,168

From time to time, the president and a stockholder of the Company provides advances/withdrawals to/from the Company for its working capital purposes. The loan is unsecured interest free and has no set terms of repayment.

Accrued liability - Contractors	(81,116)	-
The Company entered into a 12 month contract agreement with the director more fully described in (note 2 – Prepaid expenses).

Income Statement:
Contractors	(250,330)	-
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

On February 9, 2016, we entered into a contractor agreement with Rancho Capital Management Inc. Pursuant to the agreement, Rancho shall serve as our technical consultant in the field of petroleum based activities for a term of five years in San Diego, California. In exchange, we are to compensate Rancho with $180,000 per year.

On April 8, 2016, we entered into a contractor agreement with Rancho. Pursuant to the agreement, Rancho provides our company with financial filings, strategy and advice regarding debt and equity financings, PIPEs and technical knowledge on financings. In exchange, we are to compensate Rancho with $120,000 per year and the term of the agreement is five years.

Recent Financing Activities

On February 5, 2016, the Company executed a convertible note payable in the amount of $100,000 payable on February 5, 2017 bearing interest at 8% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock during the 15 consecutive trading days prior to the date of conversion. During September 2016 $40,000 converted into shares.

On March 7, 2016, the Company executed a convertible note payable in the amount of $75,000 payable on March 7, 2017 bearing interest at 8% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock during the 15 consecutive trading days prior to the date of conversion. During September 2016 $47,500 converted into shares.

On May 4, 2016, the Company executed a convertible note payable in the amount of $75,000 payable on February 4, 2017 bearing interest at 12% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 45% of the lowest closing bid price of the Company’s common stock during the 10 consecutive trading days prior to the date of conversion.

On July 12, 2016, the Company executed a convertible note payable in the amount of $46,000 payable on July 12, 2017 bearing interest at 8% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock during the 15 consecutive trading days prior to the date of conversion.

On April 15, 2016, we entered into a debt settlement agreement with Rancho. Pursuant to this agreement, we issued a convertible note in the aggregate amount of $50,000 to Rancho to settle $50,000 owed to Rancho from the April Contractor Agreement. The note issued to Rancho is convertible into our common shares at a 45% discount to the lowest closing bid price during the previous fifteen trading day period from any conversion notice from Rancho.

On August 1, 2016, we entered into a debt settlement agreement with Rancho. Pursuant to this agreement, we issued an aggregate of 50,000,000 common shares of our company at a deemed price of $0.001 to Rancho to settle $50,000 owed to Rancho from the April Contractor Agreement. As a result of this issuance, the balance owed to Rancho under the April Contractor Agreement is $20,000. As a result, Rancho holds approximately 52.3% of all our issued and outstanding common shares and qualifies as a change of control of our company. James Powell is the president, sole director and sole shareholder of Rancho. As president, sole director and sole shareholder of Rancho, Mr. Powell is an affiliate and holds a controlling interest in our company through the possession of a $50,000.00 convertible note issued by our company to Rancho and an aggregate of 50,000,000 common shares of our company. Rancho has two existing contracts for services with our company which are described above under the heading “Our Current Business”.

On August 12, 2016, the Company executed a convertible note payable in the amount of $44,250 payable on August 12, 2017 bearing interest at 8% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock during the 15 consecutive trading days prior to the date of conversion.

On August 12, 2016, the Company executed a convertible note payable in the amount of $44,250 payable on August 12, 2017 bearing interest at 8% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock during the 15 consecutive trading days prior to the date of conversion.

On September 22, 2016, the Company executed a convertible note payable in the amount of $50,000 payable on September 22, 2017 bearing interest at 8% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 45% of the lowest closing bid price of the Company’s common stock during the 10 consecutive trading days prior to the date of conversion.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the periods ended September 30, 2016 and September 30, 2015 which are included herein.

Our operating results for the three month periods ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended September 30,
	2016		2015
Revenue	$	Nil	$	Nil

Amortisation		$580		$579
Consulting		$6,260		$6,000
Contractors		$116,567		$-
Filing fees		$4,256		$13,259
Finder’s fee		$-		$-
Other costs		$2,406		$17,407
Professional fees:
-Accounting		$-		$-
-Auditor's fees		$4,000		$4,000
-Legal fees		$38,000		$11,843
-Investor Relations		$-		$12,583
-Set-up		$-		$12,900
Rental expense		$780		$3,275
Website costs		$-		$7,000
Total operating expenses		$172,849		84,846
Net Income (Loss)		$(268,985)		$(84,846)

For the three months ended September 30, 2016 we had total operating expenses of $172,985 compared to $84,846 for the three month period ended September 30, 2015. The 184,139 increase in operating expenses during the most recent period was primarily due to increased contactor fees, and increased legal fees resulting from the acceleration of our business and financing activities.

Our operating results for the nine month periods ended September 30, 2016 and 2015 are summarized as follows:

	Nine Months Ended September 30,
	2016		2015
Revenue	$	Nil	$	Nil

Amortisation		$1,738		$1,738
Consulting		$7,260		$16,000
Contractors		$250,330		$-
Filing fees		$10,437		$15,006
Finder’s fee		$24,970		$-
Other costs		$4,417		$17,501
Professional fees:
-Accounting		$1,500		$1,000
-Auditor's fees		$12,000		$8,000
-Legal fees		$43,988		$15,666
-Investor Relations		$-		$12,582
-Set-up		$2,119		$12,900
Rental expense		$6,497		$12,125
Website costs		$-		$7,000
Total operating expenses		$365,256		119,517
Net Income (Loss)		$(549,194)		$(119,517)

For the nine months ended September 30, 2016 we had total operating expenses of $365,256 compared to $119,256 for the nine month period ended September 30, 2015 The increase of $245,739 in operating expenses during the most recent period was primarily due to our incurring $250,330 in contractors fees, and $24,970 in finder’s fees.

Since inception on September 14, 2011 until September 30, 2016, we have earned no revenues and incurred a cumulative net loss of $957,501.

Liquidity and Capital Resources

Working Capital

	At September 30, 2016	At December 31, 2015
Current Assets	$282,561	$28,842
Current Liabilities	$304,413	$12,855
Working Capital (Deficit)	$(21,852)	$15,987
Total Liabilities and Stockholders Equity	$829,885	$869,462

Cash Flows

	Nine Months Ended September 30,
	2016		2015
Net cash used in operating activities		$714,390		$123,523
Net cash provided by (used in) investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$723,467		$130,596
Increase (decrease) in cash and cash equivalents		$9,077		$7,073

As September 30, 2016 we had total current assets of $282,561, total and current liabilities of $304,413, and stockholders’ equity of $829,885. By comparison, as of December 31, 2015, we had total current assets of $28,842, total and current liabilities of $12,855 and stockholders’ equity of $869,462.

We had a working capital deficit of $21,852 as at September 30, 2016 compared to available working capital of $15,987 as at December 31, 2015. The decrease in our working capital as at September 30, 2016 as compared to the period ended December 31, 2015 was due to the ongoing use of cash and accrual of liabilities in our ordinary course of business, which was only partially offset by net cash raised in our financing activities.

Net cash used in our operating activities during the nine months ended September 30, 2016 was $714,390, as compared to net cash used in operating activities of $123,523 for the nine months ended September 30, 2015.

We did not use any net cash in investing activities during the nine month periods ended September 30, 2016 and September 30, 2015, respectively.

Net cash provided by financing activities in the nine months ended September 30, 2016 was $723,467, compared to net cash provided by financing activities of $130,596 in the nine months ended September 30, 2015. The difference in the cash provided by financing activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was due primarily from our issuance subsequent to September 30, 2015 of 1,100,000 shares of common stock at $0.50 per share for acquisition of 50% working interest in West Bakken Energy Holdings, resulting in deemed paid-in capital of $549,890, as well as our issuance of convertible promissory notes for proceeds of $197,100

Going Concern

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

Our current cash balance as at September 30, 2016 is $9,293. We will therefore require further capital to cover the expenses we will incur during the next twelve months.

We have sold $1,671,382 in equity securities to pay for our start-up operations since inception.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2016 the Company has insufficient working capital, has accumulated losses from operations of $957,501 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

The Company’s oil and gas property represents an investment in unproved properties. These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is charged to expense since a reserve base has not yet been established. Impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $850,000 as of September 30, 2016.

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

On February 9, 2016, the Company entered into a 5 year contracting arrangement with a related party for contracting services related to expertise in the petroleum industry. As compensation for contractor services the Company will pay the contractor fees of $180,000 annually in advance.

On February 9, 2016, the Company entered into a 12 month contracting arrangement with a related party. As compensation for services the Company will pay the contractor fees of $2,500 a month, payable $900 in cash and $1,600 with common stock of the company valued at 50% of market at the date of conversion. The contractor was entitled to cash compensation of $25,000 upon signing.

On April 8, 2016, the Company entered into a 5 year contracting arrangement with a related party for contracting services related to expertise and experience in raising finance. As compensation for contractor services the Company will pay the contractor fees of $120,000 annually in advance.

On July 15, 2016, the Company entered into a 5 year contracting arrangement with a related party for contracting services related to expertise and experience in raising finance. As compensation for contractor services the Company will pay the contractor fees of $120,000 annually in advance.

On August 1, 2016, the Company entered into one year contracting arrangement with an unrelated party for contracting services related to expertise and experience in raising finance. As compensation for contractor services the Company will pay the contractor fees of $50,000 annually in advance.

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

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2016 we issued 50,000,000 shares in a private placement at the price of $0.001 for aggregate proceeds of $50,000. We issued these securities to one (1) accredited investor without general solicitation pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On September 2016, we issued 3,501,297 shares upon conversion.of convertible promissory notes in the amount of $87,500. We issued these securities to one (1) accredited investor without general solicitation pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on March 20, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on March 20, 2012)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on September 20, 2013)
(10)	Material Contracts
10.1	Share Cancellation to Treasury Agreement (incorporated by reference to our Current Report on Form 8-K filed on September 20, 2013)
10.2	Lease Assignment Agreement between our company and West Bakken Energy Holdings, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2014)
10.3	Master Services Consulting Agreement dated September 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on September 21, 2015)
10.4	Contractor Agreement between our company and Rancho Capital Management Inc. dated February 9, 2016 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2016)
10.5	Contractor Agreement between our company and Rancho Capital Management Inc. dated April 8, 2016 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2016)
10.6	Debt Settlement Agreement between our company and Rancho Capital Management Inc. dated April 15, 2016 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2016)
10.7	Debt Settlement Agreement between our company and Rancho Capital Management Inc. dated August 1, 2016 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2016)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: December 2, 2016	By:	/s/ Ira Morris
Ira Morris
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

