Form 10-K
period 2016-12-31
Black Stallion Oil & Gas Inc.
filed 2017-05-08
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

BLACK STALLION OIL AND GAS INC.
(Exact name of registrant as specified in its charter)

Delaware	333-180230	99-0373017
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

633 W. 5th Street, 26th floor
Los Angeles, CA 90071

(Address of principal executive offices)

(213) 223-2071

(Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of class

Common Stock, Par Value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2016, the last business day of the registrants most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $865,524, based upon the closing price on that date of the Common Stock of the registrant of $0.04. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of March 31, 2017, there were 249,879,538 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference: None

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

PART I

ITEM 1. BUSINESS

General Overview

We were incorporated in the state of Delaware on September 14, 2011. Our original business plan was to sell high end vinyl car wraps though the internet to garages and car accessories shops on-line and to eventually sell to the retail consumer, specific car wraps for customized to different cars and models.

Our principal business address is 633 W. 5th Street, 26th Floor, Los Angeles, CA 90071. Our headquarters are located in Buffalo, New York. We have established a fiscal year end of December 31.

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

These amendments were approved by the Financial Industry Regulatory Authority (FINRA). The forward split and name change became effective on the OTC Markets at the opening of trading on September 18, 2013. Our trading symbol is “BLKG”. Our CUSIP number is 09225H 102.

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

During the year ending 2015, our company consolidated a 100% working interest in 12,233.93 acres in oil and gas leases in Teton County, Montana. It also engaged an independent geological firm to identify the most prospective zones and recommendations for additional detailed analysis for these leases.

Our Current Business

Effective February 23, 2014, the Company entered into a lease assignment agreement with West Bakken Energy Holdings, Ltd. Pursuant to the terms of the lease assignment agreement, we have acquired an undivided 100% interest in West Bakken’s interest (a net 50% working interest) in certain oil and gas properties comprising of 12,233.93 acres in Montana, owned by Hillcrest Resources Ltd.

As consideration, the Company agreed to issue 1,100,000 shares of our common stock to West Bakken and to issue one share of common stock at a cost basis of $0.50 per share for the $550,000 paid by West Bakken to Hillcrest. On August 17, 2015, we issued 1,100,000 shares of our common stock to West Bakken pursuant to the lease assignment agreement.

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

On September 18, 2015, the company entered into a Master Services Consulting Agreement with Sproule International Limited, a petroleum consulting firm. In accordance with the terms of the agreement, Sproule will conduct a work program on our Woodrow prospect.

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

On February 9, 2016, the Company entered into a contractor agreement with Rancho Capital Management Inc. Pursuant to the agreement, Rancho shall serve as a technical consultant in the field of petroleum based activities. Rancho Capital will be compensated $180,000 annually, for a term of five years.

On February 12, 2016, George Drazenovic resigned as president, secretary, treasurer and as a director of our company. Mr. Drazenovic’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise. Concurrently with the resignation of Mr. Drazenovic, Ira Morris was appointed as our president, secretary, treasurer and as the sole director of our board of directors.

On February 12, 2016, the Company entered into a twelve-month contracting arrangement with Ira Morris. As compensation for services the Company will pay fees of $5,000 a month, payable $3,400 in cash and $1,600 with common stock of the company valued at 50% of market at the date of conversion. Mr. Morris was entitled to cash compensation of $50,000 upon signing.

On April 8, 2016, the Company entered into a contractor agreement with Rancho Capital Management Inc. Pursuant to the agreement, Rancho will provide the company with financial filings, strategy and advice regarding debt and equity financings, PIPEs and technical knowledge on financings. Rancho Capital will be compensated $120,000 annually, for a term of five years.

On July 15, 2016, the Company entered into a contractor arrangement with Rancho Capital Management Inc. Pursuant to the agreement, Rancho Capital shall provide services related to expertise and experience in raising finance. Rancho Capital will be compensated $120,000 annually, for a term of five years.

On August 1, 2016, the Company entered into a one year contracting arrangement with an unrelated party for contracting services related to expertise and experience in raising finance. As compensation for services the Company will pay fees of $50,000 annually.

On December 21, 2016, the Company announced it has finalized a Memo of Understanding for the acquis ion of certain assets and intellectual property utilized for the establishment of a special purpose operating subsidiary collecting, analyzing and integrating Big Data Microservices information useful to assist in algorithmic development for the financial industry.

Details of Work Program & Sproule’s Involvement

Phase I: Initial Regional Review of Prospect

Regional compilation and synthesis of information on the study area, including a review of the following potential materials:

•	Any existing studies or databases such as the June 30, 2014 evaluation of prospective resources undertaken by B. Whelan

•	The Hydrodynamic Atlas of the Williston Basin
•	Land sale data
•	Well locations, tops, shows, production history
•	The Exshaw Resource Play Microstudy
•	Discovery Digest and Spark publications
•	Internet search materials
•	Montana State publicly available files
•	Public ally available satellite imagery and digital elevation data
•	A basemap from seismic vendors of available 2D & 3D seismic data for purchase
•	Available data from nearby analogue fields along with their well test and production data
•	Any available DST test reports, production test results, production logging interpretations, monthly production volumes by well and pressure histories obtained from the areas of interest
•	Any available reservoir fluid property test reports as well as laboratory PVT test reports

Phase II: Enhanced Technical Studies

Phase II will summarize prospect identification and drilling recommendations. These studies may include:

•	QC review of potentially purchased 2D or 3D seismic trade data from third party vendors
•	Interpretation of the purchased seismic data and integration with available or purchased well data
•	Identification of prospects and leads
•	Prepare a seismic acquisition program to compliment industry trade seismic data if required
•	Interpret potentially acquired seismic
•	Finalize geophysical interpretation and synthesis on analogue petrophysical, geophysical, geological, and engineering data
•	Identify and recommend a drilling location
•	Develop prognosis for exploration well target
•	Canvas drilling and completion service providers for indicative costs
•	Preliminary economics to determine if drilling warranted
•	Present report on drilling prospect including summary of actions for Phase III
•

At the Company’s discretion, an NI51-101 compliant Prospective Resource report could be provided at the end of Phase II, summarizing the low, best, and high estimates of petroleum initially-in-place and the undiscovered prospective resources for any prospects identified during Phase II.

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

Phase IV: Drilling and Completion of the Well

Should our company wish to proceed after review of the findings of the Phase III drilling and completion recommendations, Sproule will provide technical assistance to the Company’s drilling, completions and testing contractors as required.

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

Research and Development Costs During the Last Two Years

We have expended $7,000 in research and development costs related to website creation and development during the last two fiscal years.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark. We own the domain name for our website, www.blackstallionoil.com.

Employees

We are a development stage company and currently have no employees, other than our officers and directors. Mr. Morris, our president, secretary and treasurer, currently devotes 25 hours per week to company matters.

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

As of December 31, 2016, we have incurred accumulated net losses of $1,963,406. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control. Our profitability will require the successful commercialization of our oil and gas properties. We may not be able to successfully commercialize our properties or ever become profitable.

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

Our loss from operations for the twelve months ended December 31, 2016 was $1,561,189. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations, which may limit a stockholder’s ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

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

ITEM 2. PROPERTIES

Principal Executive Offices

We do not own any real property. We currently maintain our executive offices at 633 W. 5th Street, 26th Floor, Los Angeles, CA 90071. Our company pays rent of $259.00 per month for this space. Our headquarters are located in Buffalo, New York.

Woodrow Prospect - Teton County, Montana

Effective February 23, 2014, we entered into a lease assignment agreement with West Bakken Energy Holdings, Ltd. Pursuant to the terms of the lease assignment agreement, we have acquired an undivided one-hundred percent interest in West Bakken’s interest (a net 50% working interest) in certain oil and gas properties comprising of 12,233.93 acres in Montana, owned by Hillcrest Resources Ltd.

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

Our company’s Canadian National Instrument 51-101 Report (June 2014) estimates the Woodrow Prospect to represent net recoverable prospective resources for Black Stallion of 80.8 million barrels of oil (MMBO) and 16.9 billion cubic feet of natural gas (Bcf).1

____________________

1 Woodrow Prospect 51-101 report, B.L. Whelan, P. Geo., June 30, 2014.

Located due west of Williston Basin’s prolific Montana-North Dakota Bakken, the Alberta Basin Bakken is expected to deliver approximately 2 to 3 billion barrels of recoverable oil.2

The province surrounding the Woodrow Prospect, meanwhile, may contain as much as 1 billion barrels of oil recoverable (Sandomierski et al., 2002).1

Advances in horizontal drilling and other modern techniques are being applied within the Alberta Basin Bakken, which features 20-30’ of pay in its critical Middle Member (Sappington) compared to an average pay of 10’ in the Williston Basin.3

Proximity to Production & Activity

Over 280 MMBO has been produced to date from 3 large fields between 12 to 40 miles from the Woodrow Prospect within the Alberta Basin Bakken.4

Interest in the Alberta Basin Bakken over the past few years has resulted in major industry players investing in excess of $180 million to acquire land in the fairway’s southern region,5 close to the Woodrow Prospect. Among the companies that have invested in the play are ExxonMobil (NYSE:XOM|Market Cap: $405.57B), Shell (NYSE:RDS.A|$228.06B), Occidental (NYSE:OXY|$68.72B), Encana (NYSE:ECA|$13.58B), and Crescent Point Energy (TSX:CPG|$16.38B), who is currently conducting high-impact exploration for conventional and unconventional oil opportunities.6

Exploration activity nearby the Woodrow Prospect has included a $41M exploration program on an adjoining acreage, consisting of 3-D seismic, a 7 vertical well program, and a 3 horizontal well drilling program.7

The Woodrow Prospect is approximately 6 miles from good pipeline infrastructure, which has served Canadian production and the once prolific Cut Bank oil and gas field;8 within 12 miles from the Pondera Field (30 MMBO); and 40 miles from a refinery at Great Falls, Montana.1

____________________

2 Hillcrest Resources Corporate Presentation, Jan. 2012.

3 Norstra Energy website, Oct. 29, 2014.

4 Primary Petroleum presentation, May 2013.

5 DeeThree Exploration Annual Report, 2010.

6 Crescent Point Energy website, Oct. 28, 2014.

7 Hillcrest Resources website, Oct. 30, 2013.

8 American Association of Petroleum Geologists website, June 2011.

Horizons & Exploration Potential

In June 2014, our company received a Canadian National Instrument 51-101 Report from B.L. Whelan, P. Geo. on the 12-lease Woodrow Prospect.1 The author reviewed the available technical data, reports derived from the public domain, and information from wells within the leases and currently producing wells in adjacent fields.

The Whelan report concludes the Woodrow Prospect offers multiple opportunities for success in oil and gas production across multiple potential targets at shallow depths. The report also recommends an exploration program be carried out on the leases to determine the potential hydrocarbon content of the various formations.1 Our company is currently developing an exploration program to better determine the Woodrow Prospect’s production potential.

The initial phase of the exploration program is expected to include 3-D seismic procedures and computer treatment of geological and geophysical data.

Geology & Targets

The multi-reservoir Woodrow Prospect lies along the eastern flank of the productive Sweetgrass Arch and at the western end of a province of heavy oil shows in the Jurassic Swift sandstone. The area is considered to be of high potential due to the possibility of traps in multiple zones. The prospect’s shallow-depth targets include both heavy oil in the Jurassic Swift Formation (estimated at 1,500’), conventional oil in the Sun River (approximately 1,800’), Devonian Duperow and Nisku (estimated at 3,000’ to 3,200’), and the Mississippian Bakken (estimated below 2,000’). The prospect also represents potential gas production from the Duperow as well as the Cretaceous Blackleaf, Cretaceous Bow Island, Dakota, and Cutbank Sands that are found at depths of less than 1,000’.1

Nearby Production & Prospect Shows

A major target of the Woodrow Prospect is the prolific Sun River Dolomite, which produces oil (30+ MMBO from approximately 350 wells) and gas at depths between 1,900’ to 2,000’ roughly 12 miles to the northwest in the Pondera Oilfield. A recent New Miami horizontal well to the northwest was successfully completed in the Sun River Dolomite with oil production tests in excess of 150 barrels of oil per day (bopd) next to vertical offsets producing 10 bopd, which indicates the economics of the Swift can be enhanced by horizontal drilling and completions.

Within the Woodrow Prospect leases, oil and gas have been produced from the Sun River in 4 wells. The Swift Formation has produced 1.5 MMBO in 2 fields 15 miles to the prospect’s northeast. Within the Woodrow Prospect leases, the Swift is well developed with a section that is typically 25 to 53’ thick, saturated with oil throughout, and possessing excellent porosity (14-30%) over large areas of the prospect. Reports of oil in the Swift have come from 3 wells drilled on the prospect.

Other hydrocarbon shows within the prospect have been associated with the Bow Island, Nisku and Duperow targets for a total of 12 wells within the Woodrow Prospect having hydrocarbon shows with 6 of those being vertical producers.1 The Bakken Formation continues to attract active leasing from various companies,1 including Anadarko Petroleum (NYSE: APC|$44.85B) taking 7 new Alberta Bakken permits and assuming ownership of 3 others in Toole County, Montana, in June 2014.9

Dee Three Exploration (TSX: DTX|$591.62M), meanwhile, has discovered an oil pool in the play running 14 miles long and 4 miles wide; had drilled 28 horizontal wells in the play as of year-end 2013 with reported production of approximately 4,000 barrels per day of light oil; and planned on drilling 18 more wells in the Alberta Bakken in 2014.10

Exploration & Development Program

Our company’s initial exploration phase includes plans for a new 3-D seismic program and computer manipulation of data to determine the hydrocarbon potential of the leases. Following the seismic survey, a vertical well will be drilled to test the section. Depending upon the results discovered in the vertical well, a horizontal well program could be initiated to develop the various potential productive zones.

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

____________________

9 Oil and Gas Investor website, Aug. 18, 2014.

10 Oil and Gas Enquirer website, Apr. 30, 2014.

11 American Association of Petroleum Geologists website, June 2011.

12 Hillcrest Resources Corporate Presentation, Jan. 2012 & Jan. 2014.

13 BMO Technical Update: The Alberta Bakken Petroleum System, Apr. 2011

14 Primary Petroleum presentation, May 2013.

Analog to Williston Basin Bakken

According to industry leaders, what makes the Alberta Bakken attractive is the potential and similarities it shares with the Williston Basin.15 The Williston Basin’s prolific Montana-North Dakota Bakken has become one of the most significant onshore oil developments in North America in decades.2

The US Geological Survey’s (USGS) assessment of the Williston Basin region in 2013 concluded it contains an estimated mean of 6.7 trillion cubic feet (TCF) of recoverable natural gas and 7.5 BBO of recoverable oil (a twofold increase over the USGS’s 2008 assessment).16 Since the time of the 2008 USGS assessment, the Williston Basin has produced approximately 450 million barrels of oil (MMBO).17

Located due west of the Williston Basin is the Alberta Basin Bakken, which the AAPG considers to be an analog to existing Devonian shale oil production.11 While sharing many characteristics with the Williston Basin, the Alberta Basin Bakken features 20-30’ of pay compared to an average of only 10’ in the Williston Basin,18 and lower drilling costs due to shallower burial depths and a different class of rig being required.12

Region Investment & Activity

Industry investment in the Alberta Basin Bakken to date, including investments in land, joint ventures, exploration and drilling, is estimated at approximately $500 million,15 with experienced companies largely tying up the region’s lands at different times.19

In June 2014, Anadarko Petroleum (NYSE: APC|Market Cap: $44.85B) took 7 new Alberta Bakken permits and assumed ownership of 3 others in Toole County, Montana, for horizontal wildcats seeking Bakken pay. Included in the 10 permits is Bill Barret Corp.’s 2012 horizontal well, which found the Bakken at 3,200 feet in Rattlesnake Coulee Field. Anadarko’s well completion plans filed with the state include 22 packers and 19 sleeves.20

DeeThree Exploration (TSX: DTX|$591.62M), meanwhile, has discovered an oil pool in the play running 14 miles long and 4 miles wide; had drilled 28 horizontal wells in the play as of year-end 2013 with reported production of approximately 4,000 barrels per day of light oil; and planned on drilling 18 more wells in the Alberta Bakken in 2014.21

While minimal news is available on the region’s wells due to most of them being classified as confidential,15 as of 2011, Montana’s most active driller, Newfield Exploration (NYSE:NFX|$4.01B), had drilled 7 vertical wells, completed and placed on production 2 horizontal wells, and announced that all of its Alberta Bakken wells to date had encountered oil.11

Other major players’ activities in the Alberta Basin Bakken have included Murphy Oil (NYSE:MUR|$9.35B) drilling 2 appraisal wells of a 6-well program in 2011, and later announcing it hit oil in the region’s Three Forks zone.15 As of early 2013, Murphy’s initial well in the Three Forks zone had been on production for over 300 days and was still achieving rates near 200 barrels a day.22 As of mid-2012, Shell (NYSE:RDS.A|$228.06B) had licensed 4 new wildcat horizontal wells in the Del Bonita area just north of the Montana border, with 1 well drilled.15

____________________

15 Petroleum News, May 6, 2012.

16 US Geological Survey (USGS) website, May 2, 2013.

17 USGS Assessment of Undiscovered Oil Resources in the Bakken and Three Forks Formations, 2013.

18 Norstra Energy website, Oct. 29, 2014.

19 Petroleum News, March 31, 2013.

20 Oil and Gas Investor website, Aug. 18, 2014.

21 Oil and Gas Enquirer website, Apr. 30, 2014.

22 Oil and Gas Inquirer website, Mar. 17, 2013.

Other exploration plans by companies or their joint venture partners have included ExxonMobil (NYSE:XOM|$405.57B), Occidental (NYSE:OXY|$68.72B), Encana (NYSE:ECA|$13.58B), Rosetta Resources (NASDAQ:ROSE|$2.33B), and Crescent Point Energy (TSX:CPG|$16.38B), who is currently conducting high impact exploration on its Alberta Basin Bakken properties for both conventional and unconventional oil opportunities.23

____________________

23 Crescent Point Energy website, Oct. 29, 2014.

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

While overall industry investment in the Alberta Basin Bakken is estimated at approximately $500 million,15 major industry players have invested in excess of $180 million in the region’s southern area,24 close to our company’s Woodrow Prospect.

In particular, Occidental Petroleum (NYSE:OXY|$68.72B) held a 32.5% interest in a property that directly adjoins Black Stallion’s Woodrow Prospect,25 where a $41-million exploration program for 2011/12 included 3-D seismic, a 7 vertical well program and 3 horizontal well drilling program.14

____________________

24 Dee Three Exploration Annual Report, 2010.

25 Fairfield Sun Times website, Jan. 22, 2013.

Region & Geology

The Alberta Basin Bakken stretches for roughly 175 miles north-to-south by 50 miles east-to-west in northern Montana and southern Alberta.13

In Montana, the potential play area includes Glacier, Toole, Pondera and Teton counties. Where it extends across the border into Canada, the Bakken equivalent is known as the Exshaw.11 The region’s dark, organic-rich shale is recognized as an excellent source rock that has produced much of the oil found in conventional reservoirs in Alberta.19

According to BMO Capital Markets, the Alberta Basin Bakken is interpreted as a Deep Basin Light Tight Oil resource play, with characteristics including pervasive petroleum saturation, upper and lower carbonate reservoir units, and proven production and hydrocarbon recoveries.13

The AAPG indicates that, as with the Williston Basin’s Bakken to the east, the Alberta Basin Bakken represents attractive shale oil features, including multiple prospective zones – the Nisku, Bakken-Three Forks and Lodgepole formations – as well as other secondary targets.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common shares are quoted on the OTC Markets under the symbol “BLKG.” Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCQB for the period from January 1, 2016 through December 31, 2016, and January 1, 2015 through December 31, 2015, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016 - High	$0.1000	$0.0878	$0.0800	$0.0400
2016 - Low	0.0220	0.0445	0.0299	0.0024
2015 - High	5.0000	2.0000	2.3900	1.2500
2015 - Low	0.5000	0.5000	0.8150	0.0750

Record Holders

As of December 31, 2016, we had outstanding 145,163,921 shares of common stock, which were held by 8 shareholders of record.

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

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent Sales of Unregistered Securities

On August 4, 2016, the Company issued 50,000,000 shares of common stock at a price of $0.001, pursuant to a debt settlement agreement.

On August 24, 2016, the holder of a convertible note converted a total of $10,000 of principal and $412 of interest into 370,470 shares of our common stock.

On September 8, 2016, the holder of a convertible note converted a total of $10,000 of principal and $436 of interest into 323,251 shares of our common stock.

On September 13, 2016, the holder of a convertible note converted a total of $8,850 of principal and $4 of interest into 315,646 shares of our common stock.

On September 14, 2016, the holder of a convertible note converted a total of $10,000 of principal into 356,506 shares of our common stock.

On September 16, 2016, the holder of a convertible note converted a total of $10,000 of principal and $462 of interest into 380,453 shares of our common stock.

On September 22, 2016, the holder of a convertible note converted a total of $10,000 of principal into 377,529 shares of our common stock.

On September 26, 2016, the holder of a convertible note converted a total of $10,000 of principal and $28 of interest into 379,340 shares of our common stock.

On September 28, 2016, the holder of a convertible note converted a total of $10,000 of principal and $489 of interest into 515,419 shares of our common stock.

On September 29, 2016, the holder of a convertible note converted a total of $10,000 of principal and $44 of interest into 482,683 shares of our common stock.

On October 10, 2016, the holder of a convertible note converted a total of $10,000 of principal and $508 of interest into 764,254 shares of our common stock.

On October 11, 2016, the holder of a convertible note converted a total of $10,000 of principal and $61 of interest into 654,114 shares of our common stock.

On October 27, 2016, the holder of a convertible note converted a total of $10,000 of principal into 891,265 shares of our common stock.

On October 31, 2016, the holder of a convertible note converted a total of $5,000 of principal and $278 of interest into 465,875 shares of our common stock.

On November 7, 2016, the holder of a convertible note converted a total of $5,000 of principal into 473,485 shares of our common stock.

On November 9, 2016, the holder of a convertible note converted a total of $5,000 of principal and $290 of interest into 582,965 shares of our common stock.

On November 9, 2016, the holder of a convertible note converted a total of $20,000 of principal into 2,217,294 shares of our common stock.

On November 15, 2016, the holder of a convertible note converted a total of $5,000 of principal and $295 of interest into 992,463 shares of our common stock.

On November 15, 2016, the holder of a convertible note converted a total of $5,000 of principal and $26 of interest into 1,128,180 shares of our common stock.

On December 8, 2016, the holder of a convertible note converted a total of $5,000 of principal into 909,091 shares of our common stock.

On December 12, 2016, the holder of a convertible note converted a total of $10,000 of principal and $651 of interest into 2,727,519 shares of our common stock.

On December 12, 2016, the holder of a convertible note converted a total of $8,850 of principal into 1,835,490 shares of our common stock.

On December 15, 2016, the holder of a convertible note converted a total of $5,000 of principal into 1,280,410 shares of our common stock.

On December 16, 2016, the holder of a convertible note converted a total of $5,000 of principal into 2,217,295 shares of our common stock.

On December 20, 2016, the holder of a convertible note converted a total of $10,000 of principal and $664 of interest into 4,729,095 shares of our common stock.

On December 21, 2016, the holder of a convertible note converted a total of $7,000 of principal into 3,636,364 shares of our common stock.

On December 23, 2016, the holder of a convertible note converted a total of $7,500 of principal and $510 of interest into 4,550,903 shares of our common stock.

On December 27, 2016, the holder of a convertible note converted a total of $6,650 of principal into 4,105,572 shares of our common stock.

On December 28, 2016, the holder of a convertible note converted a total of $10,150 of principal into 6,158,358 shares of our common stock.

On December 30, 2016, the holder of a convertible note converted a total of $1,200 of principal and $409 of interest into 1,148,968 shares of our common stock.

On December 30, 2016, the holder of a convertible note converted a total of $7,500 of principal and $518 of interest into 4,555,574 shares of our common stock.

Subsequent Issuances

On January 6, 2017, the holder of a convertible note converted a total of $7,500 of principal and $84 of interest into 5,995,130 shares of our common stock.

On January 19, 2017, the holder of a convertible note converted a total of $6,000 of principal and $84 of interest into 5,531,055 shares of our common stock.

On January 31, 2017, the holder of a convertible note converted a total of $5,000 of principal and $85 of interest into 4,843,314 shares of our common stock.

On February 13, 2017, the holder of a convertible note converted a total of $5,000 of principal and $94 of interest into 5,660,278 shares of our common stock.

On February 16, 2017, the holder of a convertible note converted a total of $7,000 of principal and $141 of interest into 7,934,611 shares of our common stock.

On February 22, 2017, the holder of a convertible note converted a total of $5,000 of principal and $104 of interest into 6,004,835 shares of our common stock.

On February 28, 2017, the holder of a convertible note converted a total of $5,000 of principal and $111 of interest into 6,814,247 shares of our common stock.

On March 8, 2017, the holder of a convertible note converted a total of $5,000 of principal and $119 of interest into 8,532,420 shares of our common stock.

On March 14, 2017, the holder of a convertible note converted a total of $5,250 of principal and $132 of interest into 8,970,548 shares of our common stock.

On March 16, 2017, the holder of a convertible note converted a total of $5,000 of principal and $130 of interest into 8,550,685 shares of our common stock.

On March 22, 2017, the holder of a convertible note converted a total of $5,000 of principal and $196 of interest into 8,660,274 shares of our common stock.

On March 22, 2017, the holder of a convertible note converted a total of $3,750 of principal and $104 of interest into 6,442,603 shares of our common stock.

On March 21, 2017, the holder of a convertible note converted a total of $6,000 of principal and $237 of interest into 10,394,521 shares of our common stock.

On March 29, 2017, the holder of a convertible note converted a total of $6,000 of principal and $241 of interest into 10,401,096 shares of our common stock.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2016 and December 31, 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2016 and 2015 which are included herein.

Our operating results for the years ended December 31, 2016 and 2015 are summarized as follows:

	For the years ended
	December 31,	December 31,
	2016	2015
Revenue	$-	$-

Operating expenses
Amortization	2,317	2,317
Consulting	415,900	81,000
Filing	17,357	20,857
Finder’s fee	20,590	-
Other G&A expenses	12,937	22,947
Professional fees	55,431	53,770
Rent expenses	4,190	14,078
Website expenses	-	7,000
Total operating expenses	528,721	201,969

Loss from operations	(528,721)	(201,969)

Other income/ (expense)
Change in derivative liability	198,106	-
Interest on convertible notes	(1,222,574)	-
Total other income/expenses	(1,024,468)	-

Net Profit (Loss)	$(1,561,189)	$(201,969)

We had no revenue for the years ended December 31, 2016 and 2015. For the year ended December 31, 2016, we had total operating expenses of $528,721 compared to $201,969 for the year ended December 31, 2015. The $321,053 increase in operating expenses in primarily due to consulting fees.

Other income (expense) consisted of gain or loss on derivative valuation, interest expense and uncollectible debt. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.

Liquidity and Capital Resources

Working Capital

	At December 31,	At December 31,
	2016	2015
Current Assets	$160,441	$28,842
Current Liabilities	$610,816	$12,855
Working Capital (Deficit)	$(450,405)	$15,987

Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2016	2015
Net Cash provided by (used in) Operating Activities	$(1,374,002)	$(223,894)
Net Cash provided by (used in) Investing Activities	$0	$(50,000)
Net Cash provided by (used in) Financing Activities	$1,373,786	$250,000
Increase (decrease) in cash and cash equivalents	$(216)	$(23,894)

As of December 31, 2016, we had total assets of $1,011,599, total liabilities of $618,816, and stockholders’ equity of $392,782, as compared to total assets of $882,317, total liabilities of $12,855 and stockholders’ equity of $869,462 as of December 31, 2015.

We had cash and cash equivalents as of December 31, 2016, of $0 compared to $216 as of December 31, 2015. Our working capital was $(450,405) as at December 31, 2016 compared to a working capital of $15,987 as at December 31, 2015.

Net cash used in our operating activities during the year ended December 31, 2016 was $(1,374,002), as compared to net cash used in operating activities of $(223,894) for the year ended December 31, 2015.

Net cash used in investing activities in the year ended December 31, 2016 was $0, compared to $50,000 used in investing activities during the year ended December 31, 2015.

Net cash provided by financing activities in the year ended December 31, 2016 was $1,373,786, compared to $250,000 provided by financing activities in year ended December 31, 2015.

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

There is no assurance we will ever reach that point. In the meantime, the continuation of our company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

Our cash balance as of December 31, 2016, is $0. We will require further capital to cover the expenses we will incur during the next twelve months.

Our plan of operation for the next twelve months is to pursue acquisition of leases and/or oil and gas wells which have potential for production, if revenues warrant.

We anticipate spending $150,000 on consulting fees, $50,000 on professional fees, which includes legal costs and fees payable for complying with our reporting obligations, $10,000 in general administrative costs and $15,000 in filing fees. Total expenditures over the next 12 months are therefore expected to be approximately $225,000.

Estimated Net Expenditures During the Next Twelve Months

Description	Amount
Consulting fees	$150,000
Filing fees	$15,000
Professional fees	$50,000
Other costs	$10,000
Total	$225,000

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLIMENTAL DATA

BLACK STALLION OIL AND GAS INC.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Black Stallion Oil and Gas Inc.

We have audited the accompanying balance sheets of Black Stallion Oil and Gas Inc. (“the Company”) as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were unable to obtain audited financial statements supporting the Company’s working interest in oil and gas leases stated at $850,000, due to the fact that the company couldn’t perform an updated evaluation.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the working interest, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2016 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As of December 31, 2016, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

May 3, 2017

BLACK STALLION OIL AND GAS INC.
BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$-	$216
Prepaid expenses	118,788	2,458
Loan to related party	41,465	26,168
Total Current Assets	160,441	28,842

Working interest in oil and gas leases	850,000	850,000
Intangible assets, net	1,158	3,475
TOTAL ASSETS	$1,011,599	$882,317

LIABILITIES
Current Liabilities:
Bank overdraft	$276	$-
Accounts payable and accrued liabilities	18,554	12,855
Accrued expenses	71,900	-
Notes payable, net of discount	115,477	-
Notes payable, interest	6,680	-
Derivative liabilities	405,929	-
Total Current Liabilities	618,816	12,855

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value 6,000,000,000 authorized 145,163,921 shares issued and outstanding at December 31, 2016 45,638,090 shares issued and outstanding at December 31, 2015	14,516	4,564
Additional paid in capital	2,191,672	1,117,115
Common stock subscribed but unissued	150,000	150,000
Accumulated deficit	(1,963,406)	(402,217)
Total Stockholders’ Equity	392,782	869,462
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,011,599	$882,317

The accompanying notes are an integral part of these financial statements

BLACK STALLION OIL AND GAS INC.
STATEMENT OF OPERATIONS

	For the years ended
	December 31,	December 31,
	2016	2015

Revenue	$-	$-

Operating expenses
Amortization	2,317	2,317
Consulting	415,900	81,000
Filing	17,357	20,857
Finder’s fee	20,590	-
Other G&A expenses	12,937	22,947
Professional fees
Accounting	1,500	4,000
Auditor fees	12,000	8,000
Legal fees	38,932	16,287
Investor relations	860	12,583
Set-up	2,139	12,900
Rent expenses	4,190	14,078
Website expenses	-	7,000
Total operating expenses	528,721	201,969

Loss from operations	(528,721)	(201,969)

Other income/ (expense)
Change in derivative liability	198,106	-
Interest on convertible notes	(1,222,574)	-
Total other income/expenses	(1,024,468)	-

Net loss before income taxes	(1,561,189)	(201,969)
Income tax expense	-	-
Net Profit (Loss)	$(1,561,189)	$(201,969)

Per share information
Basic, weighted number of common shares outstanding	69,170,507	4,563,890
Net profit (loss) per common share	(0.0226)	(0.0443)

The accompanying notes are an integral part of these financial statements

BLACK STALLION OIL AND GAS INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Shareholders’
	Shares	Amount	Capital	Subscribed	Deficit	Equity

Balances at January 1, 2014	43,872,000	4,387	67,292	-	(108,011)	(36,332)

Proceeds from stock subscription -
private placement	-	-	-	150,000	-	150,000
Loss for the year	-	-	-	-	(92,237)	(92,237)
Balances at December 31, 2014	43,872,000	4,387	67,292	150,000	(200,248)	21,431

Common stock subscribed	1,766,090	177	1,049,823	-	-	1,050,000
Loss for the year	-	-	-	-	(201,969)	(201,969)
Balances at December 31, 2015	45,638,090	4,564	1,117,115	150,000	(402,217)	869,462

Shares issued for contractor fees August 3, 2016 @ $0.001	50,000,000	5,000	45,000	-	-	50,000
Conversion of promissory notes to stock July 1, 2016 - September 30, 2016	3,501,297	350	90,376	-	-	90,726
Conversion of promissory notes to stock October 1, 2016 - December 31, 2016	46,024,534	4,602	159,510	-	-	164,113
Reclassification of derivative liabilities to APIC	-	-	779,671	-	-	779,671
Net (loss) for the year	-	-	-	-	(1,561,189)	(1,561,189)
Balances at December 31, 2016	145,163,921	14,516	2,191,672	150,000	(1,963,406)	392,782

The accompanying notes are an integral part of these financial statements

BLACK STALLION OIL AND GAS INC.
STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2016	2015
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net profit (loss)	(1,561,189)	(201,969)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount/note premium	(173,523)	-
Depreciation and amortization	2,317	2,317
Change in derivative liabilities	405,929	-
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(116,330)
Decrease (increase) in due from related party	(15,486)	(27,247)
Increase (decrease) in accounts payable	5,699	3,005
Increase (decrease) in accrued expenses	71,900	-
Increase (decrease) in interest payable	6,680	-
Net cash (used in) provided by operating activities	(1,374,002)	(223,894)
Cash flows from investing activities:
Purchase of capital assets	-	(50,000)
Purchase of intangible assets	-	-
Net cash (used in) provided by investment activities	-	(50,000)
Cash flows provided by financing activities:
Bank overdraft	276	-
Proceeds from notes payable	289,000	-
Proceeds from the sale of common stock and warrants	-	250,000
Issuance of common stock	1,084,509	-
Net cash (used in) provided by financing activities	1,373,786	250,000

Increase (decrease) in cash	(216)	(23,894)

Cash and cash equivalents, beg of year	216	24,110
Cash and cash equivalents, end of year	(0)	216

Supplemental schedule of noncash investing & financing activities:
Shares issued to settle debt	50,000

The accompanying notes are an integral part of these financial statements

BLACK STALLION OIL AND GAS INC.

NOTES TO THE FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Black Stallion Oil and Gas Inc. (the “Company”) is a Delaware corporation. The Company’s business plan involves exploration and development of oil and gas properties.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2016, the Company has insufficient working capital, has accumulated losses from operations of $1,963,406 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Currently, the Company has no economically recoverable reserves and no amortization base. As of December 31, 2016, the Company’s unproved oil and gas properties consist of capitalized exploration costs of caring value of $850,000.

Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each fiscal quarter, to perform a test to determine the limit on the book value of our oil and natural gas properties (the “Ceiling Test”). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the “Ceiling”, this excess or impairment is charged to expense and reflected as additional accumulated depreciation, depletion and amortization or as a credit to oil and natural gas properties. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period (with consideration of price changes only to the extent provided by contractual arrangements including hedging arrangements pursuant to SAB 103), less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus (b) the cost of properties not being amortized (pursuant to Reg. S-X Rule 4-10 (c)(3)(ii)); plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties.

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Accounts Receivable and Uncollectible Receivables

Accounts Receivable are recorded at the invoiced amount to the customer and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates associated risks by actively pursuing past due accounts. Receivables that are over 180 days past due are deemed uncollectible and are written off to the statement of operations.

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

Earnings per share

Our company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. In periods of losses, basic and diluted loss per share are the same, as the effect of stock warrants and convertible debt on loss per share is anti-dilutive.

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

Long Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company typically amortizes its acquired intangible assets with definite useful lives over periods from three to seven years.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels and which is determined by the lowest level input that is significant to the fair value measurement in its entirety.

These levels are:

Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3- inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value	December 31, 2016		December 31, 2015
	Input	Carrying Estimated		Carrying Estimated
	Level	Amount	Fair Value	Amount	Fair Value
Derivative Liability	3	405,929	405,929	--	--
Total Financial Liabilities		$405,929	$405,929	$--	$--

In managements opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Income Taxes

The Company records deferred taxes in accordance with FASB ASC No. 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and noted no new pronouncements that would have a material impact on its results of operations or financial position.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

4. WORKING INTEREST IN OIL AND GAS LEASES

On February 23, 2014, the Company entered into a Lease Assignment Agreement with West Bakken Energy Holdings Ltd to acquire from an unaffiliated oil and gas company, an undivided 100% interests (a 50% working interest) in certain oil and gas properties, comprising approximately 12,233.93 acres of land located in Montana, United States.

-

As consideration, the Company has agreed to issue 1,100,000 shares of common stock to West Bakken Energy Holdings Ltd at a purchase price of $0.50 per share of common stock, a total of $550,000. The shares were issued to West Bakken Energy Holdings Ltd on August 19, 2015.

On October 2, 2015, the Company entered into a Lease Assignment Agreement with Hillcrest Exploration Ltd to acquire from an unaffiliated oil and gas company, the remaining 50% working interest in certain oil and gas properties, comprising approximately 12,233.93 acres of land located in Montana, United States.

-	As consideration, the Company agreed to issue 500,000 shares of common stock to Hillcrest Exploration Ltd at a purchase price of $1 per share and $50,000 cash for total proceeds of $550,000.

-

Of the total consideration, $50,000 cash and 250,000 common shares were paid on the date of closing which occurred on October 27, 2015. The remaining 250,000 common shares are contingent and are to be paid on the date that Black Stallion spuds its first oil well on the property. Due to the uncertain nature of oil drilling, management is unable to state that this event is more likely that not to occur. Therefore, the total cost capitalized and payable is excluding this amount and will be reassessed at a future date.

5. INTANGIBLE ASSETS

	December 31, 2016
				Weighted
	Gross			Average
	Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Amount	(in Years)
Intellectual property - website	$6,950	$(5,712)	$1,158	3
Total finite-lived intangible assets	$6,950	$(5,712)	$1,158

Intangible assets consist of capitalized website development costs. The website entered its operating stage during July 2014. Amortization expenses of $2,317 have been recorded for the year ended December 31, 2016.

The following table reflects the estimated future amortization expense for the Company’s finite-lived website development costs as of December 31, 2016:

2017	1,158
Total	1,158

6. CONVERTIBLE NOTES PAYABLE

As of December 31, 2016 and 2015, notes payable comprised as the following:

	December 31,	December 31,
	2016	2015
Promissory Note #1	-	-
Promissory Note #2	-	-
Promissory Note #3	-	-
Promissory Note #4	-	-
Promissory Note #5	-	-
Promissory Note #6	46,000	-
Promissory Note #7	44,250	-
Promissory Note #8	44,250	-
Promissory Note #9	-	-
Promissory Note #10	-	-
Promissory Note #11	50,000	-
Promissory Note #12	-	-
Promissory Note #13	25,000	-
Promissory Note #14	20,000	-
Promissory Note #15	59,500	-
Notes payable, principal	$289,000	$-
Debt discount/premium	(173,523)	-
Notes payable, net of discount	115,477	-
Accrued interest	6,680	-
Total notes payable	$122,157	$-

Promissory Note #1

On February 5, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $100,000. The note is unsecured, bears interest at 8% per annum and matures on February 5, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the years ended December 31, 2016 and 2015, the Company accrued $5,514 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $183,933, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended December 31, 2016 and 2015, the Company recorded a gain of $13,176 and $0, respectively, due to the change in value of the derivative liability during the period. During the years ended December 31, 2016 and 2015, the debt discount of $100,000 and $0, respectively, was accreted to the statement of operations.

During the year ended December 31, 2016, the Company issued an aggregate of 20,958,241 common shares upon the conversion of principal amount of $100,000 and interest of $5,514. The derivative liability amounting to $172,757 was re-classified to additional paid in capital.

Promissory Note #2

On March 7, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The note is unsecured, bears interest at 8% per annum and matures on March 7, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the years ended December 31, 2016 and 2015, the Company accrued $1,891 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $124,730, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended December 31, 2016 and 2015, the Company recorded a loss of $11,967 and $0, respectively, due to the change in value of the derivative liability during the period. During the years ended December 31, 2016 and 2015, the debt discount of $75,000 and $0, respectively, was accreted to the statement of operations.

On September 7, 2016, the principal balance of $75,000 was reassigned (see Promissory Note #9 and #10). The accrued interest of $1,891 was credited to the statement of operations, and the derivative liability amounting to $136,697 was re-classified to additional paid in capital.

Promissory Note #3

On April 15, 2016, the Company entered into a debt settlement agreement with an unrelated party to settle a portion of an outstanding contractual obligation for a convertible promissory note in the amount of $50,000. The note is unsecured, bears interest at 8% annum, and matures on April 15, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the years ended December 31, 2016 and 2015, the Company accrued $0 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $94,863, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended December 31, 2016 and 2015, the Company recorded a gain of $1,507 and $0, respectively, due to the change in value of the derivative liability during the period. During the years ended December 31, 2016 and 2015, the debt discount of $50,000 and $0, respectively, was accreted to the statement of operations.

On April 18, 2016, the principal balance of $50,000 was reassigned (see Promissory Note #4), and the derivative liability amounting to $93,356 was re-classified to additional paid in capital.

Promissory Note #4

On April 18, 2016, the Company executed a convertible promissory note in the amount of $50,000. The note is unsecured, bears interest at 8% per annum and matures on April 18, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the years ended December 31, 2016 and 2015, the Company accrued $1,808 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $93,356, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended December 31, 2016 and 2015, the Company recorded a gain of $21,130 and $0, respectively, due to the change in value of the derivative liability during the period. During the years ended December 31, 2016 and 2015, the debt discount of $50,000 and $0, respectively, was accreted to the statement of operations.

On October 31, 2016, the principal balance of $50,000 was reassigned (see Promissory Note #12). The accrued interest of $1,808 was credited to the statement of operations, and the derivative liability amounting to $72,226 was re-classified to additional paid in capital.

Promissory Note #5

On May 4, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The note is unsecured, bears interest at 12% per annum and matures on May 4, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company. During the years ended December 31, 2016 and 2015, the Company accrued $4,500 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $131,210, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended December 31, 2016 and 2015, the Company recorded a gain of $38,785 and $0, respectively, due to the change in value of the derivative liability during the period. During the years ended December 31, 2016 and 2015, the debt discount of $75,000 and $0, respectively, was accreted to the statement of operations.

During the year ended December 31, 2016, the Company issued an aggregate of 2,217,294 common shares upon the conversion of principal amount of $20,000. The derivative liability amounting to $25,687 was re-classified to additional paid in capital.

On November 10, 2016, the principal balance of $55,000 and accrued interest of $4,500 was reassigned (see Promissory Note #15), and the derivative liability amounting to $66,738 was re-classified to additional paid in capital.

Promissory Note #6

On July 12, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $46,000. The note is unsecured, bears interest at 8% per annum, and matures on July 12, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days. During the years ended December 31, 2016 and 2015, the Company accrued $1,735 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $98,234, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended December 31, 2016 and 2015, the Company recorded a gain of $31,008 and $0, respectively, due to the change in value of the derivative liability during the period. During the years ended December 31, 2016 and 2015, the debt discount of $27,008 and $0, respectively, was accreted to the statement of operations.

As of December 31, 2016, principal balance of $46,000, accrued interest of $1,735, debt discount of $18,992 and a derivative liability of $67,226, was recorded.

Promissory Note #7

On August 12, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $44,250. The note is unsecured, bears interest at 8% per annum, and matures on August 12, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid price of the Company’s common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. During the years ended December 31, 2016 and 2015, the Company accrued $1,309 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $101,457, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended December 31, 2016 and 2015, the Company recorded a gain of $46,908 and $0, respectively, due to the change in value of the derivative liability during the period. During the years ended December 31, 2016 and 2015, the debt discount of $20,739 and $0, respectively, was accreted to the statement of operations.

As of December 31, 2016, principal balance of $44,250, accrued interest of $1,309, debt discount of $23,511 and a derivative liability of $54,549, was recorded.

Promissory Note #8

On August 12, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $44,250. The note is unsecured, bears interest at 8% per annum, and matures on August 12, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid price of the Company’s common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. During the years ended December 31, 2016 and 2015, the Company accrued $1,309 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $101,457, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended December 31, 2016 and 2015, the Company recorded a gain of $46,908 and $0, respectively, due to the change in value of the derivative liability during the period. During the years ended December 31, 2016 and 2015, the debt discount of $20,739 and $0, respectively, was accreted to the statement of operations.

As of December 31, 2016, principal balance of $44,250, accrued interest of $1,309, debt discount of $23,511 and a derivative liability of $54,549, was recorded.

Promissory Note #9

On September 7, 2016, the Company executed a convertible promissory note in the amount of $38,850. The note is unsecured, bears interest at 8% per annum and matures on September 7, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid price of the Company’s common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. During the years ended December 31, 2016 and 2015, the Company accrued $137 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $70,769, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended December 31, 2016 and 2015, the Company recorded a gain of $2,334 and $0, respectively, due to the change in value of the derivative liability during the period. During the years ended December 31, 2016 and 2015, the debt discount of $38,850 and $0, respectively, was accreted to the statement of operations.

During the year ended December 31, 2016, the Company issued an aggregate of 1,831,783 common shares upon the conversion of principal amount of $38,850 and $137 in interest. The derivative liability amounting to $68,435 was re-classified to additional paid in capital.

Promissory Note #10

On September 7, 2016, the Company executed a convertible promissory note in the amount of $38,850. The note is unsecured, bears interest at 8% per annum and matures on September 7, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid price of the Company’s common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. During the years ended December 31, 2016 and 2015, the Company accrued $299 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $70,769, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended December 31, 2016 and 2015, the Company recorded a gain of $1,247 and $0, respectively, due to the change in value of the derivative liability during the period. During the years ended December 31, 2016 and 2015, the debt discount of $38,850 and $0, respectively, was accreted to the statement of operations.

During the year ended December 31, 2016, the Company issued an aggregate of 3,460,790 common shares upon the conversion of principal amount of $38,850, and the derivative liability amounting to $69,522 was re-classified to additional paid in capital. As November 30, 2016, the note was fully paid per the noteholder, and therefore the accrued interest amount of $299 was credited to the statement of operations.

Promissory Note #11

On September 22, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $50,000. The note is unsecured, bears interest at 8% per annum, and matures on September 22, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the years ended December 31, 2016 and 2015, the Company accrued $1,096 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $86,941, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended December 31, 2016 and 2015, the Company recorded a gain of $13,869 and $0, respectively, due to the change in value of the derivative liability during the period. During the years ended December 31, 2016 and 2015, the debt discount of $14,494 and $0, respectively, was accreted to the statement of operations.

As of December 31, 2016, principal balance of $50,000, accrued interest of $1,096, debt discount of $35,506 and a derivative liability of $73,072, was recorded.

Promissory Note #12

On October 31, 2016, the Company executed a convertible promissory note in the amount of $50,000. The note is unsecured, bears interest at 8% per annum and matures on October 31, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid price of the Company’s common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. During the years ended December 31, 2016 and 2015, the Company accrued $435 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $71,267, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended December 31, 2016 and 2015, the Company recorded a loss of $2,986 and $0, respectively, due to the change in value of the derivative liability during the period. During the years ended December 31, 2016 and 2015, the debt discount of $50,000 and $0, respectively, was accreted to the statement of operations.

During the year ended December 31, 2016, the Company issued an aggregate of 21,057,723 common shares upon the conversion of principal amount of $50,000 and interest of $435. The derivative liability amounting to $74,253 was re-classified to additional paid in capital.

Promissory Note #13

On October 31, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The note is unsecured, bears interest at 8% per annum and matures on October 31, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the years ended December 31, 2016 and 2015, the Company accrued $334 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $36,113, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended December 31, 2016 and 2015, the Company recorded a loss of $423 and $0, respectively, due to the change in value of the derivative liability during the period. During the years ended December 31, 2016 and 2015, the debt discount of $4,178 and $0, respectively, was accreted to the statement of operations.

As of December 31, 2016, principal balance of $25,000, accrued interest of $334, debt discount of $20,822 and a derivative liability of $36,536, was recorded.

Promissory Note #14

On November 8, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $20,000. The note is unsecured, bears interest at 8% per annum, and matures on November 8, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the years ended December 31, 2016 and 2015, the Company accrued $232 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $32,730, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended December 31, 2016 and 2015, the Company recorded a loss of $312 and $0, respectively, due to the change in value of the derivative liability during the period. During the years ended December 31, 2016 and 2015, the debt discount of $2,904 and $0, respectively, was accreted to the statement of operations.

As of December 31, 2016, principal balance of $20,000, accrued interest of $232, debt discount of $17,096 and a derivative liability of $33,042, was recorded.

Promissory Note #15

On November 10, 2016, the Company executed a convertible promissory note in the amount of $59,500. The note is unsecured, bears interest at 8% per annum, and matures on November 10, 2017. The Company received a premium amount of $19,878, which will be amortized over the life of the note. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the years ended December 31, 2016 and 2015, the Company accrued $665 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $83,877, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the years ended December 31, 2016 and 2015, the Company recorded a loss of $3,078 and $0, respectively, due to the change in value of the derivative liability during the period. During the years ended December 31, 2016 and 2015, the debt discount of $8,314 and note premium of $2,777, respectively, was accreted to the statement of operations.

As of December 31, 2016, principal balance of $59,500, accrued interest of $665, debt discount of $51,186, note premium of $17,101 and a derivative liability of $86,955, was recorded.

7. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features and uses the Black-Scholes model for valuation of the derivative instrument. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price. During the years ended December 31, 2016 and 2015, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $1,383,706 and $0, respectively. During the years ended December 31, 2016 and 2015, $254,837 and $0, respectively, of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the years ended December 31, 2016 and 2015, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $779,671 and $0, respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ equity. During the years ended December 31, 2016 and 2015, the Company recognized a gain of $198,106 and $0, respectively, based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 3 inputs.

The fair value of these derivatives was valued on the date of the issuances of the convertible notes using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.50% - 0.71%, (2) term of 0.50 – 1 year, (3) expected stock volatility of 297% - 672%, (4) expected dividend rate of 0%, and (5) common stock price of $0.011 - $0.08.

The fair value of these derivatives was valued on December 31, 2016 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.81%, (2) term of 0.5 -1 year, (3) expected stock volatility of 199%, (4) expected dividend rate of 0%, and (4) common stock price of $0.0028.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above for the years ending December 31, 2016 and 2015 respectively:

	December 31,	December 31,
	2016	2015
Balance, beginning of year	$-	$-
Initial recognition of derivative liability	1,383,706	-
Conversion of derivative instruments to Common Stock	(779,671)	-
Mark-to-Market adjustment to fair value	(198,106)	-
Balance, end of year	$405,929	$-

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized in earnings until such time as the instruments are exercised, converted or expire.

8. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

The following entities have been identified as related parties:

Ira Morris	- President, secretary, treasurer and director
George Drazenovic	- Greater than 10% stockholder
Rancho Capital Management Inc.	- Greater than 10% stockholder

The following balances exist with related parties:

	December 31,	December 31,
	2016	2015

Loan to related party	$41,654	$26,168

During the year ended December 31, 2016, the amount of $26,168 advanced to the former President of the Company was deemed uncollectible and recorded as bad debt to the statement of operations.

During the year ended December 31, 2016, the Company advanced Rancho Capital Management Inc. $15,486.

Accrued expenses	63,900	-

On February 12, 2016, the Company entered into a Contractor Agreement with the President of the Company for management services. Pursuant to the agreement the President would receive a signing bonus of $50,000 and $5,000 per month beginning February 2016, to be paid in cash and stock, for services rendered plus reimbursement of the Company’s expenses. As of December 31, 2016, the Company accrued fees totaling $87,400, of which $23,500 has been paid. As of the date of this report, the Company has not issued any stock pursuant to the agreement.

Prepaid expenses	116,330	-
During the year ended December 31, 2016 the company entered 3 contacts with Rancho capital for consulting services for total payment of $420,000, of which $303,670 has been paid.

The following transactions were carried out with related parties:

	December 31,	December 31,
	2016	2015

Contractors	$391,070	$-

During the year ended December 31, 2016 the company entered 3 contacts with Rancho capital for consulting services $303,670 has been paid.

During the year ended December 31, 2016 the company entered a contact with Mr. Ira Morris for management services $87,400 has been accrued.

Interest accrued for convertible notes	44,863	-

During the year ended December 31, 2016 Rancho Capital bought convertible note of the company. During the year ended December 31, 2016 the company accrued and converted amount of $44,863 of interest expenses related to this convertible note.

9. PREPAID EXPENSES

Prepaid contracting expenses represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations over the life of the contract using the straight-line method.

On February 9, 2016, the Company entered into a 5-year contracting arrangement with a related party for contracting services related to expertise in the petroleum industry. As compensation for contractor services the Company will pay the contractor fees of $180,000 annually in advance.

On April 8, 2016, the Company entered into a 5-year contracting arrangement with a related party for contracting services related to expertise and experience in raising finance. As compensation for contractor services the Company will pay the contractor fees of $120,000 annually in advance.

On July 15, 2016, the Company entered into a 5-year contracting arrangement with a related party for contracting services related to expertise and experience in raising finance. As compensation for contractor services the Company will pay the contractor fees of $120,000 annually in advance.

As of December 31, 2016, the Company recorded prepaid expenses of $420,000, of which $303,670 has been amortized to the statement of operations to consulting fees.

10. STOCKHOLDER’S EQUITY

Common Stock

On September 30, 2011, the Company issued 132,000,000 shares of common stock to the directors of the Company at a price of $0.00017 per share, for $22,000.

On September 10, 2012, the Company issued 19,872,000 free trading shares of common stock at $0.0025 per share to a total of 46 stockholders for consideration of $49,680.

On September 9, 2013, the Director then approved a sixty new, for one old share in a forward split of the Company’s outstanding shares of common stock. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

On September 9, 2013, the Company entered into a share cancellation/return to treasury agreement with Mr. George Drazenovic, the Company’s president; wherein Mr. Drazenovic agreed to the cancellation and return to treasury of 108,000,000 shares of common stock of our company for $1.

On September 27, 2014, the Company initiated a private placement for the sale of 300,000 units at $0.5 per unit. Each unit comprised of 1 share of common stock and 1 non-transferrable share purchase warrant. Each warrant have an exercise price of $1 per share and expire on January 1, 2017.

On July 22, 2015, the Company initiated a private placement for the sale of 50,000 units at $1 per unit. Each unit comprised of 1 share of common stock and 1 non-transferrable share purchase warrant. Each warrant has an exercise price of $1.50 per share and expire on January 1, 2017.

On August 13, 2015, the Company initiated a private placement for the sale of 27,027 units at $1.85 per unit. Each unit comprised of 1 share of common stock and 1 non-transferrable share purchase warrant. Each warrant has an exercise price of $2.00 per share and expire on January 1, 2017.

On September 1, 2015, the Company initiated a private placement for the sale of 39,063 units at $1.28 per unit. Each unit comprised of 1 share of common stock and 1 non-transferrable share purchase warrant. Each warrant has an exercise price of $1.50 per share and expire on January 1, 2017.

On October 1, 2015, the Company initiated a private placement for the sale of 103,000 units at $1.03 per unit. Each unit comprised of 1 share of common stock and 1 non-transferrable share purchase warrant. Each warrant has an exercise price of $1.50 per share and expire on January 1, 2017.

On October 15, 2015, the Company initiated a private placement for the sale of 250,000 units at $1 per unit. Each unit comprised of 1 share of common stock with no warrants attached.

On August 1, 2016, the Company entered into a debt settlement agreement with Rancho Capital Management Inc. Pursuant to this agreement, the Company issued an aggregate of 50,000,000 common shares at a price of $0.001 to settle $50,000 owed on the Contractor agreement dated April 15, 2016.

During the year ended December 31, 2016, the holders of convertible notes converted a total of $254,837 of principal and interest into 49,525,831 shares of our common stock.

As of December 31, 2016, 6,000,000,000 common shares, par value $0.0001, were authorized (6,000,000,000 shares as of December 31, 2015), of which 145,163,921 shares were issued and outstanding (45,638,090 shares as of December 31, 2015).

Treasury Stock

Retirement of Treasury Stock

On September 9, 2013, the Company retired 108,000,000 shares of common stock. These retired shares are now included in the Company’s pool of authorized but unissued shares.

Warrants

The Company has reserved 519,090 shares of common stock as of December 31, 2016, for the exercise of warrants to non-employees, of which 519,090 are exercisable. These warrants could potentially dilute basic earnings per share in future years. The warrants exercise prices and expiration dates are as follows:

Exercise	Number
Price	of	Expiration
$	Shares	Date

1.5	103,000	January 1, 2017
1	300,000	January 1, 2017
1.5	39,063	January 1, 2017
2	27,027	January 1, 2017
1.5	50,000	January 1, 2017
	519,090

11. INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	December 31,
	2016	2015

Operating profit (loss) for the years ended December 31	$(1,561,189)	$(201,969)
Average statutory tax rate	34%	34%
Expected income tax provisions	$(530,804)	$(68,669)
Unrecognized tax gains (loses)	(530,804)	(68,669)
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $1,981,574 for tax purposes which will expire in 2026 if not utilized beforehand.

12. COMMITMENTS

On February 9, 2016, the Company entered into a contractor agreement with Rancho Capital Management Inc. Pursuant to the agreement, Rancho shall serve as a technical consultant in the field of petroleum based activities. Rancho Capital will be compensated $180,000 annually, for a term of five years.

On February 12, 2016, the Company entered into a twelve-month contracting arrangement with Ira Morris. As compensation for services, the Company will pay the contractor fees of $5,000 a month, payable $3,400 in cash and $1,600 with common stock of the company valued at 50% of market at the date of conversion. The contractor was entitled to cash compensation of $50,000 upon signing.

On April 8, 2016, the Company entered into a contractor agreement with Rancho Capital Management Inc. Pursuant to the agreement, Rancho will provide the company with financial filings, strategy and advice regarding debt and equity financings, PIPEs and technical knowledge on financings. Rancho Capital will be compensated $120,000 annually, for a term of five years.

On July 15, 2016, the Company entered into a contractor arrangement with Rancho Capital Management Inc. Pursuant to the agreement, Rancho Capital shall provide services related to expertise and experience in raising finance. Rancho Capital will be compensated $120,000 annually, for a term of five years.

On August 1, 2016, the Company entered into a one year contracting arrangement with an unrelated party for contracting services related to expertise and experience in raising finance. As compensation for contractor services the Company will pay the contractor fees of $50,000 annually.

On December 21, 2016, the Company announced it has finalized a Memo of Understanding for the acquis ion of certain assets and intellectual property utilized for the establishment of a special purpose operating subsidiary collecting, analyzing and integrating Big Data Microservices information useful to assist in algorithmic development for the financial industry.

13. SUBSEQUENT EVENTS

On January 6, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC, whereby the Company has agreed to sell two 8% convertible promissory notes in the aggregate principal amount of $200,000.

On February 1, 2017, the Company entered into a twelve-month contracting arrangement with Ira Morris. As compensation for services, the Company will pay the contractor fees of $5,000 a month, payable $3,400 in cash and $1,600 with common stock of the company valued at 50% of market at the date of conversion. The contractor was entitled to cash compensation of $50,000 upon signing.

On February 9, 2017, the Company terminated all contractor agreements with Rancho Capital Management Inc, and therefore, the contracted annual fees of $420,000 were not prepaid to the contractor.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUINTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Position Held Since

Ira Morris	64	President, Secretary, Treasurer and Director	February 12, 2016

Term of Office

All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

On July 31, 2013, George Drazenovic was appointed as President, Secretary, Treasurer and Director of the Company.

On February 12, 2016, George Drazenovic announced his resignation as President, Secretary, Treasurer and Director of the Company. There are no known disagreements with Mr. Drazenovic regarding such resignation or any claims the Company may have against him.

On February 12, 2016, Ira Morris was appointed President, Secretary, Treasurer and Director of the Company.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

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

Identification of Significant Employees

We have no significant employees.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, no director, executive officer, promoter or control person of the Company has been involved in the following:

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

Code of Ethics

As of December 31, 2016, the board of directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us:

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Ira Morris (1) President,	2016	0	0	0	0	0	0	87,400	87,400
Secretary, Treasurer and Director	2015	0	0	0	0	0	0	0	0

George Drazenovic (2) Former President,	2016	0	0	0	0	0	0	0	0
Secretary, Treasurer and Director	2015	0	0	0	0	0	0	65,000	65,000

_____________________

(1)	Ira Morris was appointed as president, secretary, treasurer and director of our company on February 12, 2016. Fees paid are for contractor services.
(2)	George Drazenovic was appointed as president, secretary, treasurer and director of our company on July 31, 2013 and resigned on February 12, 2016.

Narrative Disclosure to Summary of Compensation Table

On July 31, 2013, George Drazenovic was appointed as President, Secretary, Treasurer and Director of the Company

On February 12, 2016, George Drazenovic announced his resignation as President, Secretary, Treasurer and Director of the Company. There are no known disagreements with Mr. Drazenovic regarding such resignation or any claims the Company may have against him.

On February 12, 2016, Ira Morris was appointed President, Secretary, Treasurer and Director of the Company. In connection with his appointment, the Company entered into Contractor Agreement (“Agreement”) with Mr. Morris for a term of twelve months. As compensation for services, the Company will pay fees of $5,000 per month, with $3,400 being paid in cash and $1,600 being paid in common stock of the Company. The stock conversion is calculated at 50% of market at the date of conversion having a floor of $0.001 per share. Mr. Morris was entitled to cash compensation of $50,000 upon signing. As of the date of this report, no shares of common stock have been issued for compensation.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable options, as of the year ended December 31, 2016.

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

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between the Company and directors and executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of December 31, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

		Amount and
		Nature of
Name and Address of Beneficial	Title of	Beneficial	% of Common
Owners of Common Stock	Class	Ownership (1)	Stock (1)

Ira Morris	Common	0	0.00%
Toronto, Ontario	Stock

Total Officers and Directors		0	0.00%

5% Shareholders

George Drazenovic (2)	Common	24,000,000	16.53%
Calgary, Alberta	Stock

Rancho Capital Management	Common	50,000,000	34.44%
Del Mar, CA	Stock

Total		74,000,000	50.98%

____________________

(1)	Applicable percentage of ownership is based on 145,163,921 total shares comprised of our common stock outstanding (as defined below) as of December 31, 2016. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of December 31, 2016 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	George Drazenovic acted as our president, secretary, treasurer and director of our company from July 31, 2013 to February 12, 2016.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and
•	Obtaining shareholder consent where required.

The following related party transactions occurred during the most recent fiscal year:

On February 9, 2016, the Company entered into a contractor agreement with Rancho Capital Management Inc. Pursuant to the agreement, Rancho shall serve as a technical consultant in the field of petroleum based activities. Rancho Capital will be compensated $180,000 annually, for a term of five years.

On February 12, 2016, the Company entered into a twelve-month contracting arrangement with Ira Morris. As compensation for services, the Company will pay the contractor fees of $5,000 a month, payable $3,400 in cash and $1,600 with common stock of the company valued at 50% of market at the date of conversion. The contractor was entitled to cash compensation of $50,000 upon signing. As of December 31, 2016, the Company accrued fees totaling $87,400, of which $23,500 has been paid. As of the date of this report, the Company has not issued any stock pursuant to the agreement.

On April 8, 2016, the Company entered into a contractor agreement with Rancho Capital Management Inc. Pursuant to the agreement, Rancho will provide the company with financial filings, strategy and advice regarding debt and equity financings, PIPEs and technical knowledge on financings. Rancho Capital will be compensated $120,000 annually, for a term of five years.

On July 15, 2016, the Company entered into a contractor arrangement with Rancho Capital Management Inc. Pursuant to the agreement, Rancho Capital shall provide services related to expertise and experience in raising finance. Rancho Capital will be compensated $120,000 annually, for a term of five years.

On August 1, 2016, the Company entered into a debt settlement agreement with Rancho Capital Management Inc. Pursuant to this agreement, the Company issued an aggregate of 50,000,000 common shares at a price of $0.001 to settle $50,000 owed on the Contractor agreement dated April 15, 2016.

During the year ended December 31, 2016, the Company advanced Rancho Capital Management Inc. $15,486.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016 and for fiscal year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2016	December 31, 2015

Audit Fees	$20,000	$14,051
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$20,000	$14,051

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of the fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description
-3	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on March 20, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on March 20, 2012)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on September 20, 2013)
-10	Material Contracts
10.1	Share Cancellation to Treasury Agreement (incorporated by reference to our Current Report on Form 8-K filed on September 20, 2013)
10.2	Lease Assignment Agreement between our company and West Bakken Energy Holdings, Ltd. (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2014)
10.3	Master Services Consulting Agreement dated September 16, 2015 (incorporated by reference to our Current Report on Form 8-K filed on September 21, 2015)
10.4	Contractor Agreement between our company and Rancho Capital Management Inc. dated February 9, 2016 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2016)
10.5	Contractor Agreement between our company and Rancho Capital Management Inc. dated April 8, 2016 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2016)
10.6	Debt Settlement Agreement between our company and Rancho Capital Management Inc. dated April 15, 2016 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2016)
10.7	Debt Settlement Agreement between our company and Rancho Capital Management Inc. dated August 1, 2016 (incorporated by reference to our Current Report on Form 8-K filed on August 30, 2016)
-31	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer
31.2*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Financial Officer
-32	Section 1350 Certifications
32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Office, Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: May 4, 2017	By:	/s/ Ira Morris
Ira Morris
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

