Form 10-Q
period 2017-03-31
Black Stallion Oil & Gas Inc.
filed 2017-05-17
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-180230

BLACK STALLION OIL AND GAS INC.
(Name of small business issuer in its charter)

Delaware	99-0373017
(State of incorporation)	(I.R.S. Employer Identification No.)

633 W. 5th Street, 26th floor
Los Angeles, CA 90071

(Address of principal executive offices)

(213) 223-2071

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2017, there were 249,879,538 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

BLACK STALLION OIL AND GAS INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Black Stallion Oil & Gas Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "Black Stallion,” "we,” "our," "us," the "Company," refers to Black Stallion Oil and Gas Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK STALLION OIL AND GAS INC.
BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$10,775	$-
Prepaid expenses	39,937	118,788
Loan to related party	167,471	41,654
Total Current Assets	218,183	160,441

Working interest in oil and gas leases	850,000	850,000
Intangible assets, net	579	1,158
TOTAL ASSETS	$1,068,762	$1,011,599

LIABILITIES
Current Liabilities:
Bank overdraft	$-	$276
Accounts payable and accrued liabilities	19,628	26,554
Accrued expenses	107,600	63,900
Notes payable, net of discount	174,115	115,477
Notes payable, interest	13,566	6,680
Derivative liabilities	1,274,721	405,929
Total Current Liabilities	1,589,630	618,816

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value 6,000,000,000 authorized 249,879,538 shares issued and outstanding at March 31, 2017 145,163,921 shares issued and outstanding at December 31, 2016	24,988	14,516
Additional paid in capital	2,741,109	2,191,672
Common stock subscribed but unissued	-	150,000
Accumulated deficit	(3,286,965)	(1,963,406)
Total Stockholders' Equity	(520,868)	392,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,068,762	$1,011,599

The accompanying notes are an integral part of these financial statements

BLACK STALLION OIL AND GAS INC.
STATEMENT OF OPERATIONS

	For the three months ended
	March 31,	March 31,
	2017	2016
Revenue	$-	$-

Operating expenses
Amortization	579	579
Consulting	292,050	55,262
Filing	4,385	2,325
Finder's fee	-	17,500
Other G&A expenses	4,767	683
Professional fees
Accounting	3,000	500
Auditor fees	-	6,000
Legal fees	18,378	3,769
Rent expenses	777	1,941
Total operating expenses	323,936	88,559

Loss from operations	(323,936)	(88,559)

Other income/ (expense)
Change in derivative liability	(209,518)	-
Interest on convertible notes	(790,106)	(17,925)
Total other income/expenses	(999,624)	(17,925)

Net loss before income taxes	(1,323,560)	(106,484)
Income tax expense	-	-
Net Profit (Loss)	$(1,323,560)	$(106,484)

Per share information
Basic, weighted number of common shares outstanding	177,645,565	45,638,090
Net profit (loss) per common share	(0.0075)	(0.0023)

The accompanying notes are an integral part of these financial statements

BLACK STALLION OIL AND GAS INC.
STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2017	2016
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net profit (loss)	$(1,323,560)	$(106,484)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount/note premium	(360,362)	16,330
Depreciation and amortization	579	579
Change in derivative liabilities	868,792	-
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	78,850	(180,000)
Decrease (increase) in due from related party	(125,817)	12,506
Increase (decrease) in accounts payable	(6,926)	26,233
Increase (decrease) in accrued expenses	43,700	54,262
Increase (decrease) in interest payable	6,886	1,595
Net cash (used in) provided by operating activities	(817,858)	(174,979)

Cash flows from investing activities:
Purchase of capital assets	-	-
Purchase of intangible assets	-	-
Net cash (used in) provided by investment activities	-	-

Cash flows provided by financing activities:
Bank overdraft	(276)	-
Proceeds from notes payable	419,000	175,000
Proceeds from the sale of common stock and warrants	-	-
Issuance of common stock	409,909	-
Net cash (used in) provided by financing activities	828,633	175,000

Increase (decrease) in cash	10,775	21

Cash and cash equivalents, beg of year	-	216
Cash and cash equivalents, end of year	$10,775	$237

Supplemental schedule of noncash investing & financing activities:
Shares issued to settle debt	-

The accompanying notes are an integral part of these financial statements

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Black Stallion Oil and Gas Inc. (the “Company”) is a Delaware corporation. The Company's business plan involves exploration and development of oil and gas properties.

On September 10, 2013, the Company changed its name to Black Stallion Oil and Gas Inc (formerly Secure IT Corp) and changed its business plan to that of exploration and development of oil and gas properties.

The accompanying unaudited interim consolidated financial statements of Black Stallion Oil and Gas Inc. (“BLKG” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2016 on Form 10-K filed on May 8, 2017.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2016 have been omitted.

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

Currently, the Company has no economically recoverable reserves and no amortization base. As of March 31, 2017, the Company’s unproved oil and gas properties consist of capitalized exploration costs of caring value of $850,000.

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

Once the website is available for use, the asset will be amortized over its useful life on a straight-line basis, estimated to be 3 years, and is tested for impairment annually.

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

Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value	March 31, 2017		December 31, 2016
	Input	Carrying Estimated		Carrying Estimated
	Level	Amount	Fair Value	Amount	Fair Value
Derivative Liability	3	1,274,721	1,274,721	405,929	405,929
Total Financial Liabilities		$1,274,721	$1,274,721	$405,929	$405,929

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2017, the Company has insufficient working capital, has accumulated losses from operations of $3,286,965 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

4. INTANGIBLE ASSETS

	March 31, 2017
				Weighted
	Gross			Average
	Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Amount	(in Years)
Intellectual property - website	$6,950	$(6,371)	$579	3
Total finite-lived intangible assets	$6,950	$(6,371)	$579

Intangible assets consist of capitalized website development costs. The website entered its operating stage during July 2014. Amortization expenses of $579 have been recorded for the three ended March 31, 2017.

The following table reflects the estimated future amortization expense for the Company's finite-lived website development costs as of March 31, 2017:

June 30, 2017	579
Total	579

5. CONVERTIBLE NOTES PAYABLE

As of March 31, 2017, and December 31, 2016, notes payable comprised as the following:

	March 31,	December 31,
	2017	2016
Promissory Note #6	-	46,000
Promissory Note #7	-	44,250
Promissory Note #8	-	44,250
Promissory Note #11	83,000	50,000
Promissory Note #13	25,000	25,000
Promissory Note #14	20,000	20,000
Promissory Note #15	-	59,500
Promissory Note #16	50,000	-
Promissory Note #17	100,000	-
Promissory Note #18	100,000	-
Promissory Note #19	35,000	-
Promissory Note #20	60,000	-
Promissory Note #21	70,000	-
Promissory Note #22	40,000	-
Promissory Note #23	25,000	-
Promissory Note #24	25,000	-
Promissory Note #25	25,000	-
Promissory Note #26	50,000	-
Notes payable, principal	$708,000	$289,000
Debt discount	(533,885)	(173,523)
Notes payable, net of discount	174,115	115,477
Accrued interest	13,566	6,680
Total notes payable	$187,681	$122,157

Promissory Note #6

On July 12, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $46,000. The note is unsecured, bears interest at 8% per annum, and matures on July 12, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days. During the three months ended March 31, 2017 and 2016, the Company accrued $202 and $0, respectively, in interest expense.

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

During the three months ended March 31, 2017 and 2016, the Company recorded a loss of $1,761 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $18,992 and $0, respectively, was accreted to the statement of operations.

On January 6, 2017, the principal balance of $46,000 and accrued interest of $1,937 was paid in full by an unrelated party (see Promissory Note #16). Legal fees and a pre-payment penalty of $34,399 was recorded to the statement of operations, and the derivative liability amounting to $68,987 was re-classified to additional paid in capital.

Promissory Note #7

On August 12, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $44,250. The note is unsecured, bears interest at 8% per annum, and matures on August 12, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid price of the Company’s common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $456 and $0, respectively, in interest expense.

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

During the three months ended March 31, 2017 and 2016, the Company recorded a gain of $3,931 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $23,511 and $0, respectively, was accreted to the statement of operations.

On February 16, 2017, the company redeemed the note for $68,150, which included the principal balance of $44,250, accrued interest of $1,765 and pre-payment penalties and legal fees of $22,135. The derivative liability amounting to $50,618 was re-classified to additional paid in capital.

Promissory Note #8

On August 12, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $44,250. The note is unsecured, bears interest at 8% per annum, and matures on August 12, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid price of the Company’s common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $524 and $0, respectively, in interest expense.

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

During the three months ended March 31, 2017 and 2016, the Company recorded a gain of $10,867 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $23,511 and $0, respectively, was accreted to the statement of operations.

On February 23, 2017, the company redeemed the note for $83,250, which included the principal balance of $44,250, accrued interest of $1,833 and pre-payment penalties and legal fees of $37,167. The derivative liability amounting to $43,682 was re-classified to additional paid in capital.

Promissory Note #11

On September 22, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $100,000. The note is unsecured, bears interest at 8% per annum, and matures on September 22, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $3,041 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $173,881, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended March 31, 2017 and 2016, the Company recorded a loss of $34,050 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $56,610 and $0, respectively, was accreted to the statement of operations.

During the three months ended March 31, 2017, the Company issued an aggregate of 29,455,891 common shares upon the conversion of principal amount of $17,000 and interest of $674. The derivative liability amounting to $53,041 was re-classified to additional paid in capital.

As of March 31, 2017, principal balance of $83,000, accrued interest of $3,463, debt discount of $25,896 and a derivative liability of $141,021 was recorded.

Promissory Note #13

On October 31, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The note is unsecured, bears interest at 8% per annum and matures on October 31, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $493 and $0, respectively, in interest expense.

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

During the three months ended March 31, 2017 and 2016, the Company recorded a loss of $5,940 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $8,614 and $0, respectively, was accreted to the statement of operations.

As of March 31, 2017, principal balance of $25,000, accrued interest of $827, debt discount of $12,208 and a derivative liability of $42,476, was recorded.

Promissory Note #14

On November 8, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $20,000. The note is unsecured, bears interest at 8% per annum, and matures on November 8, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $395 and $0, respectively, in interest expense.

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

During the three months ended March 31, 2017 and 2016, the Company recorded a loss of $4,820 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $6,698 and $0, respectively, was accreted to the statement of operations.

As of March 31, 2017, principal balance of $20,000, accrued interest of $627, debt discount of $10,398 and a derivative liability of $37,862, was recorded.

Promissory Note #15

On November 10, 2016, the Company executed a convertible promissory note in the amount of $59,500. The note is unsecured, bears interest at 8% per annum, and matures on November 10, 2017. The Company received a premium amount of $19,878, which will be amortized over the life of the note. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $524 and $0, respectively, in interest expense.

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

During the three months ended March 31, 2017 and 2016, the Company recorded a loss of $28,263 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $51,186 and $0 and note premium of $17,101 and $0, respectively, was accreted to the statement of operations.

During the three months ended March 31, 2017, the Company issued an aggregate of 75,259,726 common shares upon the conversion of principal amount of $59,500 and interest of $1,189. The derivative liability amounting to $115,218 was re-classified to additional paid in capital.

Promissory Note #16

On January 3, 2017, the Company entered into to a convertible promissory note in the amount of $50,000 for contractual consulting services. The note is unsecured, bears interest at 12% per annum, and matures on January 3, 2018. This note is convertible into the Company’s common stock equal to the lesser of $0.002 per share or the variable conversion price of 50% of the average of the five lowest closing bid price of the Company’s common stock for the five trading days prior trading days to a Notice of Conversion being received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $1,430 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $85,695, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended March 31, 2017 and 2016, the Company recorded a gain of $3,158 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $11,918 and $0, respectively, was accreted to the statement of operations.

As of March 31, 2017, principal balance of $50,000, accrued interest of $1,430, debt discount of $38,082 and a derivative liability of $82,537, was recorded.

Promissory Note #17

On January 6, 2017, the Company entered into to a convertible promissory note in the amount of $100,000. The note is unsecured, bears interest at 8% per annum, and matures on January 6, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $1,534 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $169,331, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended March 31, 2017 and 2016, the Company recorded a loss of $19,980 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $23,014 and $0, respectively, was accreted to the statement of operations.

As of March 31, 2017, principal balance of $100,000, accrued interest of $1,534, debt discount of $76,986 and a derivative liability of $189,311, was recorded.

Promissory Note #18

On January 7, 2017, the Company entered into to a convertible promissory note in the amount of $100,000 for contractual consulting services. The note is unsecured, bears interest at 12% per annum, and matures on January 7, 2018. This note is convertible into the Company’s common stock equal to the lesser of $0.002 per share or the variable conversion price of 50% of the average of the five lowest closing bid price of the Company’s common stock for the five trading days prior trading days to a Notice of Conversion being received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $2,729 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $190,173, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended March 31, 2017 and 2016, the Company recorded a gain of $25,098 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $22,740 and $0, respectively, was accreted to the statement of operations.

As of March 31, 2017, principal balance of $100,000, accrued interest of $2,729, debt discount of $77,260 and a derivative liability of $165,075, was recorded.

Promissory Note #19

On January 20, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $35,000. The note is unsecured, bears interest at 8% per annum, and matures on January 20, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the twenty prior trading days upon which a Notice of Conversion is received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $537 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $52,490, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended March 31, 2017 and 2016, the Company recorded a loss of $12,634 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $6,712 and $0, respectively, was accreted to the statement of operations.

As of March 31, 2017, principal balance of $35,000, accrued interest of $537, debt discount of $28,288 and a derivative liability of $65,124, was recorded.

Promissory Note #20

On February 16, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $60,000. The note is unsecured, bears interest at 8% per annum, and matures on February 16, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days, including the day upon which a Notice of Conversion is received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $565 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $83,848, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended March 31, 2017 and 2016, the Company recorded a loss of $29,739 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $7,068 and $0, respectively, was accreted to the statement of operations.

As of March 31, 2017, principal balance of $60,000, accrued interest of $565, debt discount of $52,932 and a derivative liability of $113,587, was recorded.

Promissory Note #21

On February 16, 2017, the Company entered into to a convertible promissory note in the amount of $70,000. The note is unsecured, bears interest at 8% per annum, and matures on February 16, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $660 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $97,823, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended March 31, 2017 and 2016, the Company recorded a loss of $34,696 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $8,247 and $0, respectively, was accreted to the statement of operations.

As of March 31, 2017, principal balance of $70,000, accrued interest of $660, debt discount of $61,753 and a derivative liability of $132,519, was recorded.

Promissory Note #22

On February 16, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $40,000. The note is unsecured, bears interest at 8% per annum, and matures on February 16, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days, including the day upon which a Notice of Conversion is received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $377 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $55,899, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended March 31, 2017 and 2016, the Company recorded a loss of $19,826 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $4,712 and $0, respectively, was accreted to the statement of operations.

As of March 31, 2017, principal balance of $40,000, accrued interest of $377, debt discount of $35,288 and a derivative liability of $75,725, was recorded.

Promissory Note #23

On February 16, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The note is unsecured, bears interest at 8% per annum, and matures on February 16, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days, including the day upon which a Notice of Conversion is received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $236 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $34,937, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended March 31, 2017 and 2016, the Company recorded a loss of $12,391 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $2,945 and $0, respectively, was accreted to the statement of operations.

As of March 31, 2017, principal balance of $25,000, accrued interest of $236, debt discount of $22,055 and a derivative liability of $47,328, was recorded.

Promissory Note #24

On February 21, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The note is unsecured, bears interest at 8% per annum, and matures on February 21, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days, including the day upon which a Notice of Conversion is received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $208 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $34,918, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended March 31, 2017 and 2016, the Company recorded a loss of $12,410 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $2,603 and $0, respectively, was accreted to the statement of operations.

As of March 31, 2017, principal balance of $25,000, accrued interest of $208, debt discount of $22,397 and a derivative liability of $47,328, was recorded.

Promissory Note #25

On February 21, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The note is unsecured, bears interest at 8% per annum, and matures on February 21, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days, including the day upon which a Notice of Conversion is received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $208 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $34,918, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended March 31, 2017 and 2016, the Company recorded a loss of $12,410 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $2,603 and $0, respectively, was accreted to the statement of operations.

As of March 31, 2017, principal balance of $25,000, accrued interest of $208, debt discount of $22,397 and a derivative liability of $47,328, was recorded.

Promissory Note #26

On March 16, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $50,000. The note is unsecured, bears interest at 8% per annum, and matures on March 16, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid price of the Company’s common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. During the three months ended March 31, 2017 and 2016, the Company accrued $164 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $77,717, being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended March 31, 2017 and 2016, the Company recorded a loss of $9,783 and $0, respectively, due to the change in value of the derivative liability during the period. During the three months ended March 31, 2017 and 2016, the debt discount of $2,055 and $0, respectively, was accreted to the statement of operations.

As of March 31, 2017, principal balance of $50,000, accrued interest of $164, debt discount of $47,945 and a derivative liability of $87,500, was recorded.

6. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features and uses the Black-Scholes model for valuation of the derivative instrument. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price. During the three ended March 31, 2017 and 2016, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $990,820 and $0, respectively. During the three months ended March 31, 2017 and 2016, $78,363 and $0, respectively, of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the three months ended March 31, 2017 and 2016, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $331,546 and $0, respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ equity. During the three months ended March 31, 2017 and 2016, the Company recognized a loss of $209,518 and $0, respectively, based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 3 inputs.

The fair value of these derivatives was valued on the date of the issuances of the convertible notes using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 0.79% - 0.98%, (2) term of 0.50 – 1 year, (3) expected stock volatility of 204% - 253%, (4) expected dividend rate of 0%, and (5) common stock price of $0.0014 - $0.0026.

The fair value of these derivatives was valued on March 31, 2017 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.01%, (2) term of 0.5 -1 year, (3) expected stock volatility of 302%, (4) expected dividend rate of 0%, and (4) common stock price of $0.0015.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above for the periods ending March 31, 2017 and March 31, 2016:

	March 31,	March 31,
	2017	2016
Balance, beginning of year	$405,929	$-
Initial recognition of derivative liability	990,820	-
Conversion of derivative instruments to Common Stock	(331,546)	-
Mark-to-Market adjustment to fair value	209,518	-
Balance at end of period	$1,274,721	$-

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized in earnings until such time as the instruments are exercised, converted or expire.

7. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial and operating decisions. A related party transaction is considered to be a transfer of resources or obligations between related parties, regardless of whether or not a price is charged.

The following entities have been identified as related parties:

Ira Morris	- President, secretary, treasurer and director
George Drazenovic	- Greater than 10% stockholder
Rancho Capital Management Inc.	- Greater than 10% stockholder

The following balances exist with related parties:

	March 31,	December 31,
	2017	2016
Loan to related party	$167,471	$41,654

During the three months ended March 31, 2017, the Company advanced Rancho Capital Management Inc. $125,817.

Accrued expenses	107,600	63,900

On February 12, 2016, the Company entered into a Contractor Agreement with the President of the Company for management services for the period of one year. Pursuant to the agreement the President would receive a signing bonus of $50,000 and $5,000 per month beginning February 2016, to be paid in cash and stock, for services rendered plus reimbursement of the Company's expenses. As of March 31, 2017, the Company accrued fees totaling $90,800, of which $40,000 has been paid.

On February 1, 2017, the Company entered into a Contractor Agreement with the President of the Company for management services for the period of one year. Pursuant to the agreement the President would receive a signing bonus of $50,000 and $5,000 per month beginning February 2017, to be paid in cash and stock, for services rendered plus reimbursement of the Company's expenses. As of March 31, 2017, the Company accrued fees totaling $56,800, of which $0 has been paid. As of the date of this report, the Company has not issued any stock pursuant to the agreement.

Prepaid expenses	39,937	118,788

During the year ended December 31, 2016, the Company entered 3 contacts with Rancho Capital for consulting services for total payment of $420,000. As of March 31, 2017, $382,521 has been amortized to the statement of operations to consulting fees.

The following transactions were carried out with related parties:

	March 31,	March 31,
	2017	2016
Contractors	$139,050	$54,265

During the three months ended March 31, 2017, the Company recorded $78,850 in consulting fees to Rancho Capital pursuant to the 3 contracts executed in 2016.

During the three months ended March 31, 2017, the company accrued fees of $3,400 pursuant to the contract executed in 2016 and $56,800 in fees pursuant to the contact in 2017, to Mr. Ira Morris for management services.

8. PREPAID EXPENSES

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

On February 9, 2017, the Company terminated all contractor agreements with Rancho Capital Management Inc, and therefore, the contracted annual fees of $420,000 due to be paid in 2017 were not prepaid to the contractor.

As of December 31, 2016, the Company recorded prepaid expenses of $420,000, of which $382,521 has been amortized to the statement of operations to consulting fees as of March 31, 2017.

9. STOCKHOLDER’S EQUITY

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

On September 27, 2014, the Company initiated a private placement for the sale of 300,000 units at $0.5 per unit. Each unit comprised of 1 share of common stock and 1 non-transferrable share purchase warrant. Each warrant has an exercise price of $1 per share and expire on January 1, 2017.

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

During the three months ended March 31, 2017, the holders of convertible notes converted a total of $78,363 of principal and interest into 104,715,617 shares of our common stock.

As of March 31, 2017, 6,000,000,000 common shares, par value $0.0001, were authorized (6,000,000,000 shares as of March 31, 2016), of which 249,879,538 shares were issued and outstanding (145,163,921 shares as of December 31, 2016).

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
	519,090

As of March 31, 2017, the Company has no exercisable stock warrants.

10. INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	March 31,
	2017	2016
Operating profit (loss) for the three months ended March 31	$(1,323,560)	$(106,484)
Average statutory tax rate	34%	34%
Expected income tax provisions	$(450,010)	$(36,205)
Unrecognized tax gains (loses)	(450,010)	(36,205)
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $3,000,537 for tax purposes which will expire in 2027 if not utilized beforehand.

11. COMMITMENTS

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

12. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2017	December 31, 2016
Current Assets	$218,183	$160,441
Current Liabilities	1,589,630	618,816
Working Capital (Deficit)	$(1,371,447)	$(458,375)

Cash Flows

	March 31, 2017	March 31, 2016
Cash Flows (used in) Operating Activities	$(817,858)	$(174,979)
Cash Flows (provided by) Investing Activities	0	0
Cash Flows (provided by) Financing Activities	828,633	175,000
Net Increase in Cash During Period	$10,775	$21

Results for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Operating Revenues

The Company’s revenues for the three months ended March 31, 2017 and March 31, 2017 were $0 and $0, respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2017, and March 31, 2016, were $323,936 and $88,559, respectively. Operating expenses consisted primarily of consulting fees. professional fees, general and administrative expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in consulting and legal fees.

Net Loss from Operations

The Company’s net loss from operations for the three months ended March 31, 2017 and 2016 was $323,936 and $88,559, respectively. The increased loss is due to an increase in operating expenses.

Other Income (Expense):

Other income (expense) for the three months ended March 31, 2017 and 2016 were $(999,624) and $(17,925) respectively. Other income (expense) consists of change of fair value on derivative valuation and interest expense associated with convertible debentures. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The increase expense is due to an increase in convertible notes issued and loss in the fair value of derivative liabilities.

Net Profit (Loss)

Net profit (loss) for the three months ended March 31, 2017 and 2016, was $(1,323,560) and $(106,484) respectively.

Liquidity and Capital Resources

As of March 31, 2017, the Company had a cash balance and asset total of $10,775 and $1,068,762 respectively, compared with $0 and $1,011,599 of cash and total assets, respectively, as of December 31, 2016. The increase in assets was due to an increase in loans to related parties.

As of March 31, 2017, the Company had total liabilities of $1,589,630 compared with $618,816 as of December 31, 2016. The increase in total liabilities was primarily attributed to the addition of promissory notes.

The overall working capital decreased from $(458,375) deficit at December 31, 2016 to $(1,371,447) at March 31, 2017.

Cash Flow from Operating Activities

During the three months ended March 31, 2017, cash used in operating activities was $(817,858) compared to $(174,979) for the three months ended March 31, 2016.

Cash Flow from Investing Activities

During the three months ended March 31, 2017 cash used in investing activities was $0 compared to $0 for the three months ended March 31, 2016.

Cash Flow from Financing Activities

During the three months ended March 31, 2017, cash provided by financing activity was $828,633 compared to $175,000 for the three months ended March 31, 2016.

Quarterly Developments

None.

Subsequent Developments

None.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and noted no pronouncements that would have a material impact on its results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on May 4, 2017, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 includes a detailed discussion of our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

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

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

2. Subsequent Issuances:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBSEQUENT EVENTS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: May 15, 2017	By:	/s/ Ira Morris
Ira Morris
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

