Form 10-Q
period 2017-06-30
Black Stallion Oil & Gas Inc.
filed 2017-08-16
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-180230

BLACK STALLION OIL AND GAS, INC.
(Name of small business issuer in its charter)

Delaware	99-0373017
(State of incorporation)	(I.R.S. Employer Identification No.)

50 Fountain Plaza, Suite 1400

Buffalo, NY 14202

(Address of principal executive offices)

(716) 961-3244

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

As of August 11, 2017, there were 830,416,136 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

BLACK STALLION OIL AND GAS, INC.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "Black Stallion,” "we,” "our," "us," the "Company," refers to Black Stallion Oil and Gas, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK STALLION OIL AND GAS, INC.
BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$73,237	$-
Prepaid expenses	269,722	118,787
Loan to related party	163,471	41,654
Total Current Assets	506,430	160,441

Furniture and equipment	1,129	-
Working interest in oil and gas leases	850,000	850,000
Intangible assets, net	-	1,158
TOTAL ASSETS	$1,357,559	$1,011,599

LIABILITIES
Current Liabilities:
Bank overdraft	$-	$276
Accounts payable and accrued liabilities	8,233	18,554
Accrued expenses	61,225	71,900
Notes payable, net of discount	354,701	115,477
Notes payable, interest	25,185	6,680
Derivative liabilities	1,636,725	405,929
Total Current Liabilities	2,086,069	618,816

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value 6,000,000,000 authorized
572,505,675 shares issued and outstanding at June 30, 2017
145,163,921 shares issued and outstanding at December 31, 2016	57,251	14,516
Additional paid in capital	3,461,133	2,191,672
Common stock subscribed but unissued	-	150,000
Accumulated deficit	(4,246,894)	(1,963,405)
Total Stockholders' Equity (Deficit)	(728,510)	392,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,357,559	$1,011,599

The accompanying notes are an integral part of these unaudited financial statements

BLACK STALLION OIL AND GAS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-

Operating expenses
Amortization	579	579	1,158	1,158
Consulting	(58,333)	-	94,667	1,000
Contractors	69,948	79,501	208,998	133,763
Filing	7,218	3,856	11,603	6,181
Finder's fee	-	7,470	-	24,970
Other G&A expenses	3,419	1,328	8,185	2,011
Penalties	24,500	-	24,500	-
Professional fees
Accounting	5,021	1,000	8,021	1,500
Auditor fees	4,000	2,000	4,000	8,000
Legal fees	41,818	2,219	60,196	5,988
Set-up fees	-	2,119	-	2,119
Rent expenses	788	3,776	1,565	5,717
Total operating expenses	98,958	103,848	422,893	192,407

Loss from operations	(98,958)	(103,848)	(422,893)	(192,407)

Other income (expense)
Change in derivative liability	(157,632)	-	(367,150)	-
Interest on convertible notes	(703,339)	(49,877)	(1,493,446)	(67,802)
Total other income (expenses)	(860,971)	(49,877)	(1,860,596)	(67,802)

Net loss before income taxes	(959,929)	(153,725)	(2,283,489)	(260,209)
Income tax expense	-	-	-	-
Net Loss	$(959,929)	$(153,725)	$(2,283,489)	$(260,209)

Per share information
Basic, weighted number of common
shares outstanding	365,677,936	45,638,090	272,181,177	45,638,090
Net loss per common share	(0.0052)	(0.0034)	(0.0084)	(0.0057)

The accompanying notes are an integral part of these unaudited financial statements

BLACK STALLION OIL AND GAS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,283,489)	$(260,209)
Adjustments to reconcile net income
to net cash provided by operating activities:
Amortization of debt discount/note premium	(439,511)	60,490
Depreciation and amortization	1,158	1,158
Change in derivative liabilities	1,230,796	-
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(150,935)	(200,418)
Decrease (increase) in due from related party	(121,817)	15,374
Increase (decrease) in accounts payable	(10,321)	(57,502)
Increase (decrease) in accrued expenses	(10,675)	133,763
Increase (decrease) in interest payable	18,505	7,312
Net cash used in operating activities	(1,766,289)	(300,032)
Cash flows used in investing activities:
Purchase of capital assets	(1,129)	-
Net cash used in investment activities	(1,129)	-
Cash flows provided by financing activities:
Bank overdraft	(276)	-
Proceeds from notes payable	678,735	300,000
Issuance of common stock	1,162,196	-
Net cash provided by financing activities	1,840,654	300,000

Increase (decrease) in cash	73,237	(32)

Cash and cash equivalents, beginning of year	-	216
Cash and cash equivalents, end of year	$73,237	$184

Supplemental schedule of noncash investing & financing activities:
Shares of common stock issued to settle debt	$44,800

The accompanying notes are an integral part of these unaudited financial statements

BLACK STALLION OIL AND GAS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Black Stallion Oil and Gas, Inc. (the “Company”) is a Delaware corporation. The Company's business plan involves exploration and development of oil and gas properties.

On September 10, 2013, the Company changed its name to Black Stallion Oil and Gas, Inc (formerly Secure IT Corp) and changed its business plan to that of exploration and development of oil and gas properties.

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

Use of Estimates

The preparation of the accompanying financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of unproved oil and gas properties, deferred tax assets, asset retirement obligations and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Currently, the Company has no economically recoverable reserves and no amortization base. As of June 30, 2017, the Company’s unproved oil and gas properties consist of capitalized exploration costs of caring value of $850,000.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of six months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

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

Earnings per share

Our company computes loss per share in accordance with "ASC-260," "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. In periods of losses, basic and diluted loss per share are the same, as the effect of stock warrants and convertible debt on loss per share is anti-dilutive.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value	June 30, 2017		December 31, 2016
	Input	Carrying Estimated		Carrying Estimated
	Level	Amount	Fair Value	Amount	Fair Value
Derivative Liability	3	$1,636,725	$1,636,725	$405,929	$405,929
Total Financial Liabilities		$1,636,725	$1,636,725	$405,929	$405,929

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2017, the Company has insufficient working capital, has accumulated losses from operations of $4,246,894 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

4. INTANGIBLE ASSETS

	June 30, 2017
				Weighted
	Gross			Average
	Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Amount	(in Years)
Intellectual property - website	$6,950	$(6,950)	$0	3
Total finite-lived intangible assets	$6,950	$(6,950)	$0

Intangible assets consist of capitalized website development costs. The website entered its operating stage during July 2014. Amortization expenses of $1,158 have been recorded for the six months ended June 30, 2017.

5. CONVERTIBLE NOTES PAYABLE

As of June 30, 2017, and December 31, 2016, notes payable comprised as the following:

	June 30,	December 31,
	2017	2016
Promissory Note #6	$-	$46,000
Promissory Note #7	-	44,250
Promissory Note #8	-	44,250
Promissory Note #11	20,044	50,000
Promissory Note #13	-	25,000
Promissory Note #14	-	20,000
Promissory Note #15	-	59,500
Promissory Note #16	50,000	-
Promissory Note #17	100,000	-
Promissory Note #18	100,000	-
Promissory Note #19	52,500	-
Promissory Note #20	-	-
Promissory Note #21	70,000	-
Promissory Note #22	-	-
Promissory Note #23	-	-
Promissory Note #24	25,000	-
Promissory Note #25	25,000	-
Promissory Note #26	50,000	-
Promissory Note #27	50,000	-
Promissory Note #28	40,000	-
Promissory Note #29	20,000	-
Promissory Note #30	-	-
Promissory Note #31	100,000	-
Promissory Note #32	100,000	-
Promissory Note #33	38,000	-
Promissory Note #34	40,000	-
Promissory Note #35	61,539	-
Promissory Note #36	25,652	-
Notes payable, principal	967,735	289,000
Debt discount/premium	(613,034)	(173,523)
Notes payable, net of discount	354,701	115,477
Accrued interest	25,185	6,680
Total notes payable	$379,886	$122,157

Promissory Note #6

On July 12, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $46,000. The note is unsecured, bears interest at 8% per annum, and matures on July 12, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days. During the six months ended June 30, 2017, and 2016, the Company accrued $202 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $1,761 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $18,992 and $0, respectively, was accreted to the statement of operations.

On January 6, 2017, the principal balance of $46,000 and accrued interest of $1,937 was paid in full by an unrelated party (see Promissory Note #17). Legal fees and a pre-payment penalty of $34,399 was recorded to the statement of operations, and the derivative liability amounting to $68,987 was re-classified to additional paid in capital.

Promissory Note #7

On August 12, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $44,250. The note is unsecured, bears interest at 8% per annum, and matures on August 12, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid price of the Company’s common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $466 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a gain of $3,931 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $23,511 and $0, respectively, was accreted to the statement of operations.

On February 16, 2017, the company redeemed the note for $68,150, which included the principal balance of $44,250, accrued interest of $1,775 and pre-payment penalties and legal fees of $22,125. The derivative liability amounting to $50,618 was re-classified to additional paid in capital.

Promissory Note #8

On August 12, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $44,250. The note is unsecured, bears interest at 8% per annum, and matures on August 12, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid price of the Company’s common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $316 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a gain of $10,867 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $23,511 and $0, respectively, was accreted to the statement of operations.

On February 23, 2017, the company redeemed the note for $83,250, which included the principal balance of $44,250, accrued interest of $1,625 and pre-payment penalties and legal fees of $37,375. The derivative liability amounting to $43,682 was re-classified to additional paid in capital.

Promissory Note #11

On September 22, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $100,000. The note is unsecured, bears interest at 8% per annum, and matures on February 5, 2017. In the event of default, the outstanding principal due under this note shall increase by 50% and interest shall accrue at a default interest rate of 24% per annum. During the six months ended June 30, 2017, and 2016, the Company recorded a default penalty of $7,000 and $0, and accrued $2,899 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $65,904 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $76,157 and $0, respectively, was accreted to the statement of operations.

During the six months ended June 30, 2017, the Company issued an aggregate of 184,928,027 common shares upon the conversion of principal amount of $86,956 and interest of $7,035. The derivative liability amounting to $192,552 was re-classified to additional paid in capital.

As of June 30, 2017, principal balance of $20,044 accrued interest of $0, debt discount of $9,349 and a derivative liability of $33,364 was recorded.

Promissory Note #13

On October 31, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The note is unsecured, bears interest at 8% per annum and matures on October 31, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017 and 2016, the Company accrued $760 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $14,736 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $20,822 and $0, respectively, was accreted to the statement of operations.

During the six months ended June 30, 2017, the Company issued an aggregate of 52,020,872 common shares upon the conversion of principal amount of $25,000 and interest of $1,094. The derivative liability amounting to $51,272 was re-classified to additional paid in capital.

Promissory Note #14

On November 8, 2016, the Company received funding pursuant to a convertible promissory note in the amount of $20,000. The note is unsecured, bears interest at 8% per annum, and matures on November 8, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $570 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a gain of $768 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $17,096 and $0, respectively, was accreted to the statement of operations.

On May 11, 2017, a Debt Purchase Agreement was executed, whereby the principal balance of $20,000 and accrued interest of $802 was purchased by and transferred to GS Capital Partners, LLC (see Promissory Note #29). The derivative liability amounting to $32,274 was re-classified to additional paid in capital.

Promissory Note #15

On November 10, 2016, the Company executed a convertible promissory note in the amount of $59,500. The note is unsecured, bears interest at 8% per annum, and matures on November 10, 2017. The Company received a premium amount of $19,878, which will be amortized over the life of the note. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $524 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $28,263 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017 and 2016, the debt discount of $51,186 and $0 and note premium of $17,101 and $0, respectively, was accreted to the statement of operations.

During the six months ended June 30, 2017, the Company issued an aggregate of 75,259,726 common shares upon the conversion of principal amount of $59,500 and interest of $1,189. The derivative liability amounting to $115,218 was re-classified to additional paid in capital.

Promissory Note #16

On January 3, 2017, the Company entered into to a convertible promissory note in the amount of $50,000 for contractual consulting services. The note is unsecured, bears interest at 12% per annum, and matures on January 3, 2018. This note is convertible into the Company’s common stock equal to the lesser of $0.002 per share or the variable conversion price of 50% of the average of the five lowest closing bid price of the Company’s common stock for the five trading days prior trading days to a Notice of Conversion being received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $2,926 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $4,658 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $30,489 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $50,000, accrued interest of $2,926, debt discount of $19,511 and a derivative liability of $90,353, was recorded.

Promissory Note #17

On January 6, 2017, the Company entered into to a convertible promissory note in the amount of $100,000. The note is unsecured, bears interest at 8% per annum, and matures on January 6, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $3,529 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $15,872 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017 and 2016, the debt discount of $59,925 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $100,000, accrued interest of $3,529, debt discount of $40,075 and a derivative liability of $185,203, was recorded.

Promissory Note #18

On January 7, 2017, the Company entered into to a convertible promissory note in the amount of $100,000 for contractual consulting services. The note is unsecured, bears interest at 12% per annum, and matures on January 7, 2018. This note is convertible into the Company’s common stock equal to the lesser of $0.002 per share or the variable conversion price of 50% of the average of the five lowest closing bid price of the Company’s common stock for the five trading days prior trading days to a Notice of Conversion being received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $5,721 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a gain of $9,466 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $59,571 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $100,000, accrued interest of $5,721, debt discount of $40,429 and a derivative liability of $180,707, was recorded.

Promissory Note #19

On January 20, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $35,000. The note is unsecured, bears interest at 8% per annum, and matures on January 20, 2018. In the event of default, the outstanding principal due under this note shall increase by 50% and interest shall accrue at a default interest rate of 22% per annum. During the six months ended June 30, 2017, and 2016, the Company recorded a default penalty of $17,500 and $0, and accrued $2,554 and $0, respectively, in interest expense.

This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the lowest closing bid price of the Company’s common stock for the twenty prior trading days upon which a Notice of Conversion is received by the Company

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $52,490, being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $34,892 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017 and 2016, the debt discount of $19,190 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $52,500, accrued interest of $2,554, debt discount of $15,810 and a derivative liability of $87,382, was recorded.

Promissory Note #20

On February 16, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $60,000. The note is unsecured, bears interest at 8% per annum, and matures on February 16, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days, including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $1,539 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $65,700 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $60,000 and $0, respectively, was accreted to the statement of operations.

On June 16, 2017, a Debt Purchase Agreement was executed, whereby the principal balance of $60,000 and accrued interest of $1,539 was purchased by and transferred to Adar Bays, LLC (see Promissory Note #33). The derivative liability amounting to $149,548 was re-classified to additional paid in capital.

Promissory Note #21

On February 16, 2017, the Company entered into to a convertible promissory note in the amount of $70,000. The note is unsecured, bears interest at 8% per annum, and matures on February 16, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $2,056 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $31,819 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $30,918 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $70,000, accrued interest of $2,056, debt discount of $39,082 and a derivative liability of $129,642, was recorded.

Promissory Note #22

On February 16, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $40,000. The note is unsecured, bears interest at 8% per annum, and matures on February 16, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days, including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $815 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $13,983 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017 and 2016, the debt discount of $40,000 and $0, respectively, was accreted to the statement of operations.

On May 10, 2017, a Debt Purchase Agreement was executed, whereby the principal balance of $40,000 and accrued interest of $815 was purchased by and transferred to GS Capital Partners, LLC (see Promissory Note #28). The derivative liability amounting to $69,882 was re-classified to additional paid in capital.

Promissory Note #23

On February 16, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The note is unsecured, bears interest at 8% per annum, and matures on February 16, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days, including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $652 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $27,375 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017 and 2016, the debt discount of $25,000 and $0, respectively, was accreted to the statement of operations.

On June 16, 2017, a Debt Purchase Agreement was executed, whereby the principal balance of $25,000 and accrued interest of $652 was purchased by and transferred to Adar Bays, LLC (see Promissory Note #33). The derivative liability amounting to $62,312 was re-classified to additional paid in capital.

Promissory Note #24

On February 21, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The note is unsecured, bears interest at 8% per annum, and matures on February 21, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days, including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $707 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $11,383 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017 and 2016, the debt discount of $10,519 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $25,000, accrued interest of $707, debt discount of $14,481 and a derivative liability of $43,301, was recorded.

Promissory Note #25

On February 21, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The note is unsecured, bears interest at 8% per annum, and matures on February 21, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days, including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017 and 2016, the Company accrued $707 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $11,383 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017 and 2016, the debt discount of $10,519 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $25,000, accrued interest of $707, debt discount of $14,481 and a derivative liability of $46,301, was recorded.

Promissory Note #26

On March 16, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $50,000. The note is unsecured, bears interest at 8% per annum, and matures on March 16, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid price of the Company’s common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $1,162 and $0, respectively, in interest expense.

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

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $5,504 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017 and 2016, the debt discount of $15,979 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $50,000, accrued interest of $1,162, debt discount of $34,021 and a derivative liability of $83,221, was recorded.

Promissory Note #27

On May 10, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $50,000. The note is unsecured, bears interest at 8% per annum, and matures on May 10, 2018. The note is convertible at a 60% discount of the lowest VWAP of the Company’s common stock for the 20 prior trading days including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $559 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $41,872, being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended June 30, 2017, and 2016, the Company recorded a gain of $4,709 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $5,851 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $50,000, accrued interest of $559, debt discount of $36,021 and a derivative liability of $37,163, was recorded.

Promissory Note #28

On May 10, 2017, pursuant to a Debt Purchase Agreement, the Company entered into to a convertible promissory note in the amount of $40,000 in principal and $815 in interest. The note is unsecured, bears interest at 8% per annum, and matures on February 16, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days, including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $447 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $69,882, being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $4,199 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $7,234 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $40,000, accrued interest of $1,262, debt discount of $32,766 and a derivative liability of $74,081, was recorded.

Promissory Note #29

On May 11, 2017, pursuant to a Debt Purchase Agreement, the Company entered into to a convertible promissory note in the amount of $20,000 in principal and $802 in interest. The note is unsecured, bears interest at 8% per annum, and matures on November 8, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days, including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $219 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $32,275, being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $4,766 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $5,525 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $20,000, accrued interest of $1,021, debt discount of $14,475 and a derivative liability of $37,041, was recorded.

Promissory Note #30

On May 25, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The note is unsecured, bears interest at 8% per annum, and matures on October 31, 2017. This note is convertible into the Company’s common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid price of the Company’s common stock for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $80 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $36,152, being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $39,044 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $25,000 and $0, respectively, was accreted to the statement of operations.

During the six months ended June 30, 2017, the Company issued an aggregate of 56,999,796 common shares upon the conversion of principal amount of $25,000 and interest of $80. The derivative liability amounting to $75,196 was re-classified to additional paid in capital.

Promissory Note #31

On May 25, 2017, the Company entered into to a convertible promissory note in the amount of $100,000 for contractual consulting services. The note is unsecured, bears interest at 12% per annum, and matures on May 24, 2018. This note is convertible into the Company’s common stock equal to the lesser of $0.002 per share or the variable conversion price of 50% of the average of lowest five trading prices from the date of the note until the latest complete trading day prior to the conversion date. During the six months ended June 30, 2017, and 2016, the Company accrued $1,184 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $136,649, being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $48,554 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017 and 2016, the debt discount of $9,890 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $100,000, accrued interest of $1,184, debt discount of $90,110 and a derivative liability of $185,203, was recorded.

Promissory Note #32

On May 25, 2017, the Company entered into to a convertible promissory note in the amount of $100,000 for contractual consulting services. The note is unsecured, bears interest at 12% per annum, and matures on May 24, 2018. This note is convertible into the Company’s common stock equal to the lesser of $0.002 per share or the variable conversion price of 50% of the average of lowest five trading prices from the date of the note until the latest complete trading day prior to the conversion date. During the six months ended June 30, 2017, and 2016, the Company accrued $1,184 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $136,649, being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $48,554 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $9,890 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $100,000, accrued interest of $1,184, debt discount of $90,110 and a derivative liability of $185,203, was recorded.

Promissory Note #33

On June 12, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $38,000. The note is unsecured, bears interest at 12% per annum, and matures on June 12, 2018. During the six months ended June 30, 2017, and 2016, the Company accrued $225 and $0, respectively, in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company. The note is convertible into the Company’s common stock at a variable conversion price equal to 58% of the average of one lowest closing bid price of the Company’s common stock for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company.

During the six months ended June 30, 2017, and 2016, the Company recorded a loss of $12,410 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $2,603 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $38,000 and accrued interest of $225 was recorded.

Promissory Note #34

On June 16, 2017, the Company received funding pursuant to a convertible promissory note in the amount of $40,000. The note is unsecured, bears interest at 8% per annum, and matures on June 16, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days, including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017 and 2016, the Company accrued $123 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $99,699, being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended June 30, 2017, and 2016, the Company recorded a gain of $25,618 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $1,534 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $40,000, accrued interest of $123, debt discount of $38,466 and a derivative liability of $74,081, was recorded.

Promissory Note #35

On June 16, 2017, pursuant to a Debt Purchase Agreement, the Company entered into to a convertible promissory note whereby the principal amount of $60,000 and accrued interest of $1,539 was purchased for a total amount of $61,539. The note is unsecured, bears interest at 8% per annum, and matures on June 16, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days, including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $189 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $153,383, being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended June 30, 2017, and 2016, the Company recorded a gain of $39,412 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $2,360 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $61,539, accrued interest of $189, debt discount of $59,179 and a derivative liability of $113,971, was recorded.

Promissory Note #36

On June 16, 2017, pursuant to a Debt Purchase Agreement, the Company entered into to a convertible promissory note whereby the principal amount of $25,000 and accrued interest of $652 was purchased for a total amount of $25,652. The note is unsecured, bears interest at 8% per annum, and matures on June 16, 2018. This note is convertible into the Company’s common stock at a variable conversion price equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen prior trading days, including the day upon which a Notice of Conversion is received by the Company. During the six months ended June 30, 2017, and 2016, the Company accrued $79 and $0, respectively, in interest expense.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $63,937, being the fair value of the conversion feature, which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended June 30, 2017, and 2016, the Company recorded a gain of $16,429 and $0, respectively, due to the change in value of the derivative liability during the period. During the six months ended June 30, 2017, and 2016, the debt discount of $984 and $0, respectively, was accreted to the statement of operations.

As of June 30, 2017, principal balance of $25,652, accrued interest of $79, debt discount of $24,668 and a derivative liability of $47,508, was recorded.

6. DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features and uses the Black-Scholes model for valuation of the derivative instrument. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price. During the six ended June 30, 2017 and 2016, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $1,501,889 and $0, respectively. During the six months ended June 30, 2017, and 2016, $205,854 and $0, respectively, of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the six months ended June 30, 2017, and 2016, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $911,541 and $0, respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ equity. During the six months ended June 30, 2017, and 2016, the Company recognized a loss of $270,042 and $0, respectively, based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 3 inputs.

The fair value of these derivatives was valued on the date of the issuances of the convertible notes using the Black-Scholes option pricing model with the following assumptions: (1) risk free interest rate 1.05% - 1.18%, (2) term of 0.50 – 1 year, (3) expected stock volatility of 304% - 326%, (4) expected dividend rate of 0%, and (5) common stock price of $0.0007 - $0.0015.

The fair value of these derivatives was valued on June 30, 2017 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1.21%, (2) term of 0.5 -1 year, (3) expected stock volatility of 320%, (4) expected dividend rate of 0%, and (4) common stock price of $0.001.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above for the periods ending June 30, 2017, and December 31, 2016:

	June 30,	December 30,
	2017	2016
Balance at beginning of period	$405,929	$-
Initial recognition of derivative liability	1,775,187	1,383,706
Conversion of derivative instruments to Common Stock	(911,541)	(779,671)
Mark-to-Market adjustment to fair value	367,150	(198,106)
Balance at end of period	$1,636,725	$405,929

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

The following entities have been identified as related parties:

Ira Morris	- President, secretary, treasurer and director
George Drazenovic	- Greater than 10% stockholder
Rancho Capital Management Inc.	- Greater than 10% stockholder

The following balances exist with related parties:

	June 30,	December 31,
	2017	2016
Loan to related party	$163,471	$41,654

During the year ended December 31, 2015, the amount of $26,168 was advanced to the former President of the Company.

During the six months ended June 30, 2017, the Company advanced Rancho Capital Management Inc. $125,817. A payment of $4,000 was made to the Company, for a total balance owed of $137,303.

Accrued expenses	$53,225	$63,900

On February 12, 2016, the Company entered into a Contractor Agreement with the President of the Company for management services for the period of one year. Pursuant to the agreement the President would receive a signing bonus of $50,000 and $5,000 per month beginning February 2016, to be paid in cash and stock, for services rendered plus reimbursement of the Company's expenses. As of June 30, 2017, the Company accrued fees totaling $110,000, of which $110,000 has been paid in cash and stock.

On February 1, 2017, the Company entered into a Contractor Agreement with the President of the Company for management services for the period of one year. Pursuant to the agreement the President would receive a signing bonus of $50,000 and $5,000 per month beginning February 2017, to be paid in cash and stock, for services rendered plus reimbursement of the Company's expenses. As of June 30, 2017, the Company accrued fees totaling $75,000, of which $21,775 has been paid in cash and stock.

Prepaid expenses	$4,931	$202,876

During the year ended December 31, 2016, the Company entered into 3 contracts with Rancho Capital for consulting services for total payment of $420,000. As of June 30, 2017, $415,069 has been amortized to the statement of operations to consulting fees.

The following transactions were carried out with related parties:

	June 30,	June 30,
	2017	2016
Contractors	$208,998	$133,763

During the six months ended June 30, 2017, and 2016, the Company recorded $111,398 and $97,124, respectively, in contractor fees to Rancho Capital pursuant to the 3 contracts executed in 2016.

During the six months ended June 30, 2017, and 2016, the company accrued fees of $97,600 and $36,638, respectively, pursuant to the contracts executed in 2016 and 2017, to Mr. Ira Morris for management services.

8. PREPAID EXPENSES

	June 30,	December 31,
	2017	2016
Prepaid expenses	$269,722	$118,787

Prepaid contracting expenses represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations over the life of the contract using the straight-line method.

On July 15, 2016, the Company entered into a 5-year contracting arrangement with a related party for contracting services related to expertise and experience in raising finance. As compensation for contractor services the Company will pay the contractor fees of $120,000 annually in advance. During the six months ended June 30, 2017, $115,068 has been amortized to the statement of operations to contractor fees, leaving a prepaid fee balance of $4,931.

On January 3, 2017, the Company entered into a consulting agreement for total amount of $50,000. During the six months ended June 30, 2017, $25,000 has been amortized to the statement of operations to consulting fees, leaving a prepaid fee balance of $25,000.

On January 7, 2017, the Company entered into a consulting agreement for total amount of $100,000. During the six months ended June 30, 2017, $50,000 has been amortized to the statement of operations to consulting fees, leaving a prepaid fee balance of $50,000.

On May 10, 2017, the Company entered auditing fees of $8,000 for 2017. During the six months ended June 30, 2017, $4,000 has been amortized to the statement of information as auditor fees, leaving a prepaid balance of $4,000.

On May 25, 2017, the Company entered into a consulting agreement for total amount of $100,000. As of June 30, 2017, $8,333 has been amortized to the statement of operations to consulting fees, leaving a prepaid fee balance of $91,667.

On May 25, 2017, the Company entered into a consulting agreement for total amount of $100,000. As of June 30, 2017, $8,333 has been amortized to the statement of operations to consulting fees, leaving a prepaid fee balance of $91,667.

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

On May 9, 2017, the Company issued 24,000,000 shares of common shares at a price of $0.0008 to Ira Morris to satisfy unpaid contractor fees accrued in the amount of $19,200.

On June 12, 2017, the Company issued 34,133,333 shares of common shares at a price of $0.00075 to Ira Morris to satisfy unpaid contractor fees accrued in the amount of $25,600.

During the six months ended June 30, 2017, the holders of convertible notes converted a total of $205,854 of principal and interest into 369,208,421 shares of our common stock.

As of June 30, 2017, 6,000,000,000 common shares, par value $0.0001, were authorized (6,000,000,000 shares as of June 30, 2016), of which 572,505,675 shares were issued and outstanding (145,163,921 shares as of December 31, 2016).

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

Warrants

The Company has reserved 519,090 shares of common stock as of December 31, 2016, for the exercise of warrants to non-employees, of which 519,090 are exercisable. These warrants could potentially dilute basic earnings per share in future years. The warrants exercise prices and expiration dates are as follows:

Exercise	Number
Price	of	Expiration
$	Shares	Date
1.50	103,000	January 1, 2017
1.00	300,000	January 1, 2017
1.50	39,063	January 1, 2017
2.00	27,027	January 1, 2017
1.50	50,000	January 1, 2017
	519,090

As of June 30, 2017, the Company has no exercisable stock warrants.

10. INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	For the six months ended June 30,
	2017	2016
Operating loss	$(2,283,489)	$(260,209)
Average statutory tax rate	34%	34%
Expected income tax provisions	$(776,386)	$(88,471)
Unrecognized tax losses	(776,386)	(88,471)
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $3,000,537 for tax purposes which will expire in 2027 if not utilized beforehand.

11. COMMITMENTS

On January 3, 2017, the Company entered into a Consulting Agreement with Makmo Trading Corp. (“Makmo”), to provide marketing services. The term of the Agreement is from January 3, 2017 to January 3, 2018 and Makmo will be compensated $4,167 per month for a total annual amount of $50,000. Makmo agreed to the acceptance of a convertible promissory note for the entire annual fee. (See Note 5)

On January 7, 2017, the Company entered into a Consulting Agreement with Blue Comet, LLC (“Blue Comet”), to provide consulting services related to business development and mergers and acquisitions. The term of the Agreement is from January 1, 2017 to December 31, 2017 and Blue Comet will be compensated $8,333 per month for a total annual amount of $100,000. Blue Comet agreed to the acceptance of a convertible promissory note for the entire annual fee. (See Note 5)

On February 1, 2017, the Company entered into a twelve-month contracting arrangement with Ira Morris. As compensation for services, the Company will pay the contractor fees of $5,000 a month, payable $3,400 in cash and $1,600 with common stock of the company valued at 50% of market at the date of conversion. The contractor was entitled to cash compensation of $50,000 upon signing.

On February 9, 2017, the Company terminated all contractor agreements with Rancho Capital Management Inc, and therefore, the contracted annual fees of $420,000 were not prepaid to the contractor.

On May 25, 2017, the Company entered into a Consulting Agreement with N&M Brands, LLC (“N&M), to provide internet application services. The term of the Agreement is from May 25, 2017 to May 24, 2018 and N&M will be compensated $8,333 per month for a total annual amount of $100,000. N&M agreed to the acceptance of a convertible promissory note for the entire annual fee. (See Note 5)

On May 25, 2017, the Company entered into a Consulting Agreement with VSP Holdings, LLC (“VSP”), to provide internet application services. The term of the Agreement is from May 25, 2017 to May 24, 2018 and VSP will be compensated $8,333 per month for a total annual amount of $100,000. VSP agreed to the acceptance of a convertible promissory note for the entire annual fee. (See Note 5)

12. SUBSEQUENT EVENTS

On July 27, 2017, the Company announced that it has executed a letter of intent (“LOI”) with Active Lab International, Inc. (“Active Lab”). The Company will be finalizing a licensing agreement for the rights to all of Active Lab intellectual property. Active Lab is a company dedicated to the nutraceutical and alternative medicine market with its diverse health and wellness product line.

On July 11, 2017, the holder of a convertible note converted a total of $4,700 of principal and $216 of interest into 12,290,825 shares of our common stock.

On July 13, 2017, the holder of a convertible note converted a total of $7,700 of principal and $1,000 of interest into 29,000,073 shares of our common stock.

On July 18, 2017, the holder of a convertible note converted a total of $6,600 of principal and $883 of interest into 24,944,000 shares of our common stock.

On July 19, 2017, the holder of a convertible note converted a total of $5,300 of principal and $294 of interest into 18,646,333 shares of our common stock.

On July 20, 2017, the holder of a convertible note converted a total of $5,744 of principal and $776 of interest into 21,735,690 shares of our common stock.

On July 24, 2017, the holder of a convertible note converted a total of $9,000 of principal and $398 of interest into 31,326,667 shares of our common stock.

On July 26, 2017, the holder of a convertible note converted a total of $9,000 of principal and $402 of interest into 31,340,000 shares of our common stock.

On July 26, 2017, the holder of a convertible note converted a total of $5,000 of principal and $285 of interest into 17,616,433 shares of our common stock.

On July 31, 2017, the holder of a convertible note converted a total of $8,008 of principal and $500 in filing fees into 35,451,000 shares of our common stock.

On July 31, 2017, the holder of a convertible note converted a total of $8,500 of principal and $389 of interest into 35,556,440 shares of our common stock.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2017	December 31, 2016
Current Assets	$506,430	$160,441
Current Liabilities	2,086,069	618,816
Working Capital Deficit	$(1,579,639)	$(458,375)

Cash Flows

	June 30, 2017	June 30, 2016
Cash Flows used in Operating Activities	$(1,766,289)	$(300,032)
Cash Flows used in Investing Activities	(1,129)	0
Cash Flows provided by Financing Activities	1,840,654	300,000
Net Increase (decrease) in Cash During Period	$73,237	$(32)

Results for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Operating Revenues

The Company’s revenues for the three months ended June 30, 2017, and June 30, 2017 were $0 and $0, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2017, and June 30, 2016, were $98,958 and $103,848, respectively. Operating expenses consisted primarily of consulting fees. professional fees, general and administrative expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in consulting and legal fees.

Net Loss from Operations

The Company’s net loss from operations for the three months ended June 30, 2017, and 2016 was $98,958 and $103,848, respectively. The increased loss is due to an increase in operating expenses.

Other Income (Expense):

Other income (expense) for the three months ended June 30, 2017, and 2016 were $(860,971) and $(49,877) respectively. Other income (expense) consists of change of fair value on derivative valuation and interest expense associated with convertible debentures. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The increase expense is due to an increase in convertible notes issued and loss in the fair value of derivative liabilities.

Net Loss

Net loss for the three months ended June 30, 2017, and 2016, was $959,929 and $153,725, respectively.

Results for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Operating Revenues

The Company’s revenues for the six months ended June 30, 2017, and 2016, was $0 and $0, respectively.

Operating Expenses

Operating expenses for the six months ended June 30, 2017, and June 30, 2016, were $422,893 and $192,407, respectively. Operating expenses consisted primarily of consulting fees. professional fees, general and administrative expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in consulting and legal fees.

Net Loss from Operations

The Company’s net loss from operations for the six months ended June 30, 2017, and 2016 was $422,893 and $192,407, respectively. The increased loss is due to an increase in operating expenses.

Other Income (Expense):

Other income (expense) for the six months ended June 30, 2017, and 2016 were $(1,860,596) and $(67,802), respectively. Other income (expense) consists of change of fair value on derivative valuation and interest expense associated with convertible debentures. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The increase expense is due to an increase in convertible notes issued and loss in the fair value of derivative liabilities.

Net Loss

Net loss for the six months ended June 30, 2017, and 2016, was $2,283,489 and $260,209, respectively.

Liquidity and Capital Resources

As of June 30, 2017, the Company had a cash balance and asset total of $73,237 and $1,357,559, respectively, compared with $0 and $1,011,599 of cash and total assets, respectively, as of December 31, 2016. The increase in assets was due to an increase in funding received from promissory notes.

As of June 30, 2017, the Company had total liabilities of $2,086,069 compared with $618,816 as of December 31, 2016. The increase in total liabilities was primarily attributed to the addition of promissory notes.

The overall working capital decreased from $(458,375) deficit at December 31, 2016 to $(1,579,639) at June 30, 2017.

Cash Flow from Operating Activities

During the six months ended June 30, 2017, cash used in operating activities was $1,766,289 compared to $300,032 for the six months ended June 30, 2016.

Cash Flow from Investing Activities

During the six months ended June 30, 2017 cash used in investing activities was $(1,129) compared to $0 for the six months ended June 30, 2016.

Cash Flow from Financing Activities

During the six months ended June 30, 2017, cash provided by financing activity was $1,840,654 compared to $300,000 for the six months ended June 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on May 4, 2017, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On April 1, 2017, the holder of a convertible note converted a total of $6,000 of principal and $246 of interest into 10,409,863 shares of our common stock.

On April 1, 2017, the holder of a convertible note converted a total of $7,000 of principal and $290 of interest into 11,215,342 shares of our common stock.

On May 8, 2017, the holder of a convertible note converted a total of $6,600 of principal and $575 of interest into 9,566,773 shares of our common stock.

On May 9, 2017, the Company issued 24,000,000 shares of its common stock to satisfy $19,200 in contractor fees owed to its President, Ira Morris.

On May 9, 2017, the holder of a convertible note converted a total of $3,000 of principal into 3,896,104 shares of our common stock.

On May 12, 2017, the holder of a convertible note converted a total of $7,150 of principal and $637 of interest into 11,980,164 shares of our common stock.

On May 17, 2017, the holder of a convertible note converted a total of $5,000 of principal into 8,264,463 shares of our common stock.

On May 17, 2017, the holder of a convertible note converted a total of $6,050 of principal and $563 of interest into 12,023,562 shares of our common stock.

On May 23, 2017, the holder of a convertible note converted a total of $5,000 of principal into 10,101,010 shares of our common stock.

On May 24, 2017, the holder of a convertible note converted a total of $6,356 of principal and $621 of interest into 17,440,499 shares of our common stock.

On May 25, 2017, the holder of a convertible note converted a total of $7,700 of principal into 17,500,000 shares of our common stock.

On June 2, 2017, the holder of a convertible note converted a total of $6,600 of principal and $684 of interest into 18,208,932 shares of our common stock.

On June 2, 2017, the holder of a convertible note converted a total of $4,300 of principal and $1,094 of interest into 12,259,295 shares of our common stock.

On June 5, 2017, the holder of a convertible note converted a total of $7,733 of principal into 17,575,000 shares of our common stock.

On June 7, 2017, the holder of a convertible note converted a total $9,150 of principal into 20,795,455 shares of our common stock.

On June 8, 2017, the holder of a convertible note converted a total of $6,600 of principal and $710 of interest into18,274,027 shares of our common stock.

On June 12, 2017, the Company issued 34,133,333 shares of its common stock to satisfy $25,600 in contractor fees owed to its President, Ira Morris.

On June 13, 2017, the holder of a convertible note converted a total of $8,117 of principal and $80 of interest into 18,629,341 shares of our common stock.

On June 14, 2017, the holder of a convertible note converted a total of $8,800 of principal and $975 of interest into 24,437,699 shares of our common stock.

On June 30, 2017, the holder of a convertible note converted a total of $8,800 of principal and $1,062 of interest into 21,915,275 shares of our common stock.

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

2. Subsequent Issuances:

On July 11, 2017, the holder of a convertible note converted a total of $4,700 of principal and $216 of interest into 12,290,825 shares of our common stock.

On July 13, 2017, the holder of a convertible note converted a total of $7,700 of principal and $1,000 of interest into 29,000,073 shares of our common stock.

On July 18, 2017, the holder of a convertible note converted a total of $6,600 of principal and $883 of interest into 24,944,000 shares of our common stock.

On July 19, 2017, the holder of a convertible note converted a total of $5,300 of principal and $294 of interest into 18,646,333 shares of our common stock.

On July 20, 2017, the holder of a convertible note converted a total of $5,744 of principal and $776 of interest into 21,735,690 shares of our common stock.

On July 24, 2017, the holder of a convertible note converted a total of $9,000 of principal and $398 of interest into 31,326,667 shares of our common stock.

On July 26, 2017, the holder of a convertible note converted a total of $9,000 of principal and $402 of interest into 31,340,000 shares of our common stock.

On July 26, 2017, the holder of a convertible note converted a total of $5,000 of principal and $285 of interest into 17,616,433 shares of our common stock.

On July 31, 2017, the holder of a convertible note converted a total of $8,008 of principal and $500 in filing fees into 35,451,000 shares of our common stock.

On July 31, 2017, the holder of a convertible note converted a total of $8,500 of principal and $389 of interest into 35,556,440 shares of our common stock.

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

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: August 14, 2017	By:	/s/ Ira Morris
Ira Morris
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

