Form 10-Q
period 2017-09-30
Black Stallion Oil & Gas Inc.
filed 2017-11-20
CIK 1542335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

(716) 961-3244

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 20, 2017, there were 2,837,152,976 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK STALLION OIL AND GAS INC.
BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash	$2,709	$-
Loan to related party	163,471	41,654
Prepaid expenses	173,291	118,787
Total Current Assets	339,471	160,441

Working interest in oil and gas leases	850,000	850,000
Intangible assets, net	-	1,158
TOTAL ASSETS	$1,189,471	$1,011,599

LIABILITIES
Current Liabilities:
Bank overdraft	$-	$276
Accounts payable and accrued liabilities	16,133	26,554
Accrued wages	8,025	63,900
Convertible notes payable, net of discount	433,152	115,477
Convertible notes payable, interest	39,570	6,680
Derivative liabilities	1,087,501	405,929
Total Current Liabilities	1,584,381	618,816

Total Liabilities	$1,584,381	$618,816

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred stock, Series B, $0.0001 par value 1,000 authorized
1,000 shares issued and outstanding at September 30, 2017	-	-
0 shares issued and outstanding at December 31, 2016
Common stock, $0.0001 par value 25,000,000,000 authorized 2,651,317,176 shares issued and outstanding at September 30, 2017 145,163,921 shares issued and outstanding at December 31, 2016	283,715	14,516
Additional paid in capital	3,947,548	2,191,673
Common stock subscribed but unissued	-	150,000
Accumulated deficit	(4,626,173)	(1,963,406)
Total Shareholders' Equity	(394,910)	392,783
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,189,471	$1,011,599

The accompanying notes are an integral part of these financial statements

BLACK STALLION OIL AND GAS INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating expenses:
Amortization	-	580	1,158	1,738
Consulting	88,950	6,260	183,617	7,260
Contractors	19,932	116,567	228,929	250,330
Filing	5,360	4,256	16,963	10,437
Finder's fee	-	-	-	24,970
Other G&A expenses	10,091	2,406	18,277	4,417
Penalties	-	-	24,500	-
Professional fees
Accounting	3,225	-	11,246	1,500
Auditor fees	3,500	4,000	7,500	12,000
Legal fees	-	38,000	60,196	43,988
Set-up fees	-	-	-	2,119
Rent expenses	1,329	780	2,894	6,497
Total Operating expenses	132,387	172,849	555,280	365,256

Loss from operations	(132,387)	(172,849)	(555,280)	(365,256)

Other income (expense):
Gain (loss) on derivative liability valuation	56,741	-	(310,409)	-
Gain (loss) on settlement of debt	47,992	-	47,992	-
Interest expenses	(351,624)	(96,136)	(1,845,070)	(183,938)
Total other income/expenses	(246,891)	(96,136)	(2,107,487)	(183,938)

Net loss before income taxes	(379,278)	(268,985)	(2,662,767)	(549,194)
Income tax expense	-	-	-	-
Net loss	$(379,278)	$(268,985)	$(2,662,767)	$(549,194)

Per share information
Weighted number of common shares outstanding,
basic and diluted	373,389,433	78,312,229	1,238,070,517	56,608,969
Net loss per common share	(0.00102)	(0.0034)	(0.00215)	(0.0097)

The accompanying notes are an integral part of these financial statements

BLACK STALLION OIL AND GAS INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2017	2016
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net profit (loss)	$(2,662,767)	$(549,194)
Adjustments to reconcile net income to net cash provided by operating activities:
Change in debt discount/note premium	(116,559)	-
Depreciation and amortization	1,158	1,737
Change in derivative liabilities	681,572	-
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(54,504)	(261,391)
Decrease (increase) in due from related party	(121,817)	16,750
Increase (decrease) in accounts payable	(10,421)	(109,688)
Increase (decrease) in accrued expenses	(55,875)	192,425
Increase (decrease) in interest payable	32,890	11,721
Net cash used in operating activities	(2,306,323)	(697,640)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Bank overdraft	(276)	-
Proceeds from notes payable	434,234	197,100
Proceeds from the sale of common stock and warrants	-	509,617
Issuance of common stock	1,875,074	-
Net cash provided by financing activities	2,309,032	706,717

Increase (decrease) in cash	2,709	9,077

Cash and cash equivalents, beg of year	-	216
Cash and cash equivalents, end of year	$2,709	$9,293

Supplemental schedule of noncash investing & financing activities:
Shares issued to settle debt	$54,400	-

The accompanying notes are an integral part of these financial statements

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Black Stallion Oil and Gas Inc. (the “Company”) is a Delaware corporation. The Company's business plan involves exploration and development of oil and gas properties.

On September 10, 2013, the Company changed its name to Black Stallion Oil and Gas Inc (formerly Secure IT Corp) and changed its business plan to that of exploration and development of oil and gas properties.

On August 8, 2017, the Company entered into a Licensing Agreement with Active Lab International, Inc., for the distribution rights of the products of Active Lab, which include Citrus Defence® and Synapset®.

On August 22, the Company announced that it is preparing to implement its corporate strategies through various platforms. With the recently announced execution of the Licensing Agreement with Active Lab International, Inc., the Company has established an online retailer that will provide the launch pad for the next phase of the Company’s multi-platform expansion. The platform that will be the driving force behind this expansion is the inclusion of "Alt-Currencies," or better known as, "Cryptocurrency." This will include the popular currencies such as Bitcoin and Ethereum.

On September 22, 2017, the Company determined that with the Company’s recent changes related to the Licensing Agreement with Active Lab, as well as the future plans of the Company, a name change was warranted. The Board of Directors have authorized the filing with the State of Delaware to change its name to Arize Therapeutics, Inc. The Company will be filing for a symbol change.

Basis of Presentation

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of September 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

Currently, the Company has no economically recoverable reserves and no amortization base. As of September 30, 2017, the Company’s unproved oil and gas properties consist of capitalized exploration costs of caring value of $850,000.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Accounts Receivable and Uncollectible Receivables

Accounts Receivable are recorded at the invoiced amount to the customer and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business, but mitigates associated risks by actively pursuing past due accounts. Receivables that are over 180 days past due are deemed uncollectible and are written off to the statement of operations. During the nine months ended September 30, 2017 and 2016 no receivables were written off as uncollectible.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

Loss Per Share

Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is equal to the basic per share for the three and nine months ended September 30, 2017 and 2016. Common stock equivalents are not included in the loss per share since they are anti-dilutive.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	September 30, 2017	December 31, 2016
	Level	Fair Value	Fair Value
Derivative Liability	3	$1,087,501	$405,929
Total Financial Liabilities		$1,087,501	$405,929

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of September 30, 2017 and December 31, 2016, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact on its consolidated financial statements.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2017, the Company has insufficient working capital, has accumulated losses from operations of $4,626,173 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

	September 30, 2017
				Weighted
	Gross			Average
	Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Amount	(in Years)
Intellectual property - website	$6,950	$(6,950)	$0	3
Total finite-lived intangible assets	$6,950	$(6,950)	$0

Intangible assets consist of capitalized website development costs. The website entered its operating stage during July 2014. Amortization expenses of $1,158 have been recorded for the nine months ended September 30, 2017.

5. PREPAID EXPENSES

	September 30,	December 31,
	2017	2016
Prepaid expenses	$173,291	$118,787

Prepaid contracting expenses represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations over the life of the contract using the straight-line method.

On July 15, 2016, the Company entered into a 5-year contracting arrangement with a related party for contracting services related to expertise and experience in raising finance. As compensation for contractor services the Company will pay the contractor fees of $120,000 annually in advance. During the nine months ended September 30, 2017, $64,438 ($55,562 – September 30, 2016), has been amortized to the statement of operations to contractor fees, leaving a prepaid fee balance of $0.

On January 3, 2017, the Company entered into a consulting agreement for total amount of $50,000. During the nine months ended June 30, 2017, $37,500 has been amortized to the statement of operations to consulting fees, leaving a prepaid fee balance of $12,500.

On January 7, 2017, the Company entered into a consulting agreement for total amount of $100,000. During the nine months ended June 30, 2017, $75,000 has been amortized to the statement of operations to consulting fees, leaving a prepaid fee balance of $25,000.

On May 25, 2017, the Company entered into a consulting agreement for total amount of $100,000. As of September 30, 2017, $33,333 has been amortized to the statement of operations to consulting fees, leaving a prepaid fee balance of $66,667.

On May 25, 2017, the Company entered into a consulting agreement for total amount of $100,000. As of September 30, 2017, $33,333 has been amortized to the statement of operations to consulting fees, leaving a prepaid fee balance of $66,667.

6. CONVERTIBLE NOTES PAYABLE

As of September 30, 2017, and December 31, 2016, notes payable comprised as the following:

	Original	Due	Interest	Conversion	September 30,	December 31,
	Note Date	Date	Rate	Rate	2017	2016
Adar Bays	10/31/2016	10/31/2017	8%	Variable	$-	$25,000
Adar Bays	6/16/2017	6/16/2018	8%	Variable	40,000	-
Adar Bays	6/16/2017	6/16/2018	8%	Variable	49,555	-
Adar Bays	6/16/2017	6/16/2018	8%	Variable	-	-
Blue Comet	1/7/2017	1/7/2018	12%	Variable	100,000	-
Brian Kenny	2/21/2017	2/21/2018	8%	Variable	25,000	-
Crown Bridge Partners	7/12/2016	7/12/2017	8%	Variable	-	46,000
Crown Bridge Partners	1/20/2017	1/20/2018	8%	Variable	3,930	-
Eagle Equities	1/6/2017	1/6/2018	8%	Variable	-	-
Eagle Equities	2/16/2017	2/16/2018	8%	Variable	65,600	-
GS Capital Partners	5/10/2017	5/10/2018	8%	Variable	50,000	-
GS Capital Partners	5/10/2017	2/6/2018	8%	Variable	32,000	-
GS Capital Partners	5/11/2017	11/8/2017	8%	Variable	5,000	-
JDF Capital	8/12/2016	8/12/2017	8%	Variable	-	44,250
Jordan Booher	2/21/2017	2/21/2018	8%	Variable	25,000	-
LG Capital Funding	8/12/2016	8/12/2017	8%	Variable	-	44,250
LG Capital Funding	3/16/2017	3/16/2018	8%	Variable	39,150	-
Makmo Trading	1/3/2017	1/3/2018	12%	Variable	50,000	-
N&M Brands	5/25/2017	5/25/2018	12%	Variable	100,000	-
Power Up Lending Group	6/12/2017	6/12/2018	12%	Variable	38,000	-
Union Capital	9/22/2016	2/6/2017	8%	Variable	-	50,000
Union Capital	11/10/2016	11/10/2017	8%	Variable	-	59,500
VSP Holdings	5/25/2017	5/24/2018	12%	Variable	100,000	-
Zoom Companies	11/8/2016	11/8/2017	8%	Variable	-	20,000
					723,235	289,000
			Debt discount		(290,082)	(173,523)
			Notes payable, net of discount		$433,153	$115,477

During the nine months ended September 30, 2017, the Company received proceeds from new convertible notes of $813,000, incurred penalties of $24,500, reclassified $7,510 of accrued interest into convertible notes payable, and reclassified convertible promissory notes of $317,191 into new convertible notes payable. The Company recorded payment of their convertible notes of $44,250 in principal, $39,000 in interest and prepayment penalties, and conversions of $460,144 of convertible note principal and interest. All the Company’s convertible notes have a conversion rate that is variable or a conversion rate with a reset provision. Therefore, for those notes, the Company has accounted for their conversion features as derivative instruments (see Note 7). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $1,084,063 during the nine months ended September 30, 2017. The Company also recorded amortization of $984,605 on their convertible note debt discounts. As of September 30, 2017, the convertible notes payable are convertible into 13,456,656,575 shares of the Company’s common stock.

During the nine months ended September 30, 2016, the Company received proceeds from new convertible notes of $397,000, and reclassified convertible promissory notes of $127,700 into new convertible notes payable. The Company recorded no payments on their convertible notes and conversions of $90,726 of convertible note principal and interest. Each of the Company’s convertible notes have a conversion rate that is variable or a conversion rate with a reset provision. Therefore, the Company has accounted for such conversion features as derivative instruments. As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $397,000 during the nine months ended September 30,2016. The Company also recorded amortization of $197,100 on their convertible note debt discounts.

During the nine months ended September 30, 2017 and 2016, the Company recorded accrued interest expense of $52,383 and $11,721, respectively, on its convertible notes payable. As of September 30, 2017, the accrued interest balance was $39,570.

7. DERIVATIVE LIABILITIES

The following table represents the Company’s derivative liability activity for the embedded conversion features for the nine months ended September 30, 2017:

September 30,
2017

Balance, beginning of period	$405,929
Initial recognition of derivative liability	1,775,187
Conversion of derivative instruments to Common Stock	(1,404,024)
Mark-to-Market adjustment to fair value	310,409
Balance, end of period	$1,087,501

During the nine months ended September 30, 2017 the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $1,775,187, reduced derivative liabilities by $1,404,024 for convertible notes and accrued interest converted into common stock, and performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a gain on the derivative liability valuation of $310,409.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date. During the nine months ended September 30, 2017, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate 1.06% - 1.20%, (2) term of 0.27 years – .81 years, (3) expected stock volatility of 273% - 349%, (4) expected dividend rate of 0%, (5) common stock price of $0.0001 - $0.0006, and (6) exercise price of $0.00005 - $0.0004.

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

The following entities have been identified as related parties:

Ira Morris	- President, secretary, treasurer and director
George Drazenovic	- Greater than 10% stockholder
Rancho Capital Management Inc.	- Greater than 10% stockholder

The following balances exist with related parties:

	September 30,	December 31,
	2017	2016
Loan to related party	$163,471	$41,654

During the year ended December 31, 2015, the amount of $26,168 was advanced to the former President of the Company.

During the nine months ended September 30, 2017, the Company advanced Rancho Capital Management Inc. $125,817. A payment of $4,000 was made to the Company, for a total balance owed of $137,303.

Accrued expenses	$8,025	$63,900

On February 12, 2016, the Company entered into a Contractor Agreement with the President of the Company for management services for the period of one year. Pursuant to the agreement the President would receive a signing bonus of $50,000 and $5,000 per month beginning February 2016, to be paid in cash and stock, for services rendered plus reimbursement of the Company's expenses. As of September 30, 2017, the Company accrued fees totaling $110,000, of which $110,000 has been paid in cash and stock.

On February 1, 2017, the Company entered into a Contractor Agreement with the President of the Company for management services for the period of one year. Pursuant to the agreement the President would receive a signing bonus of $50,000 and $5,000 per month beginning February 2017, to be paid in cash and stock, for services rendered plus reimbursement of the Company's expenses. As of September 30, 2017, the Company accrued fees totaling $112,600, of which $104,575 has been paid in cash and stock.

Prepaid expenses	$-	$118,787

During the year ended December 31, 2016, the Company entered into 3 contracts with Rancho Capital for consulting services for total payment of $420,000. As of September 30, 2017, $420,000 has been amortized to the statement of operations to consulting fees.

The following transactions were carried out with related parties:

	September 30,	September 30,
	2017	2016
Contractors	$228,929	$250,330

During the nine months ended September 30, 2017 and 2016, the Company recorded $116,330 and $197,931, respectively, in contractor fees to Rancho Capital pursuant to the 3 contracts executed in 2016.

During the nine months ended September 30, 2017 and 2016, the company accrued fees of $112,600 and $52,399, respectively, pursuant to the contracts executed in 2016 and 2017, to Mr. Ira Morris for management services.

9. STOCKHOLDER’S EQUITY

Preferred Stock

On August 23, the Company authorized the establishment of Preferred Series B Shares with an authorized amount of 1,000 shares at a par value of $0.0001 and 100,000,000 votes per share. The Board of Directors of the Company filed with the State of Delaware accordingly.

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

On May 9, 2017, the Company issued 24,000,000 shares of common stock at a price of $0.0008 to Ira Morris to satisfy unpaid contractor fees accrued in the amount of $19,200.

On June 12, 2017, the Company issued 34,133,333 shares of common stock at a price of $0.00075 to Ira Morris to satisfy unpaid contractor fees accrued in the amount of $25,600.

On June 12, 2017, the Company issued 34,133,333 shares of common stock at a price of $0.00075 to Ira Morris to satisfy unpaid contractor fees accrued in the amount of $25,600.

On August 21, 2017, the Company issued 48,000,000 shares of common stock at a price of $0.0002 to Ira Morris to satisfy unpaid contractor fees accrued in the amount of $9,600. The common stock was valued at $19,200 based on the market price of the Company’s common stock on the date of issuance, and $14,400 was recorded as a gain of settlement of debt.

On August 23, 2017, the Company voted to effectuate an increase in the authorized amount of common stock from 6,000,000,000 to 25,000,000,000.

During the nine months ended September 30, 2017, the holders of convertible notes converted a total of $509,126 of principal and interest into 2,585,855,722 shares of common stock.

As of September 30, 2017, 25,000,000,000 common shares, par value $0.0001, were authorized (6,000,000,000 shares as of December 31, 2016), of which 2,651,317,176 shares were issued and outstanding (145,163,921 shares as of December 31, 2016).

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
	519,090

As of September 30, 2017, the Company has no exercisable stock warrants.

10. INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	September 30,
	2017	2016
Operating profit (loss) for the nine months ended September 30	$(2,662,767)	$(183,938)
Average statutory tax rate	34%	34%
Expected income tax provisions	$(905,341)	$(62,539)
Unrecognized tax gains (loses)	(905,341)	(62,539)
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $4,626,173 for tax purposes which will expire in 2027 if not utilized beforehand.

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

On May 25, 2017, the Company entered into a Consulting Agreement with N&M Brands, LLC (“N&M), to provide internet application services. The term of the Agreement is from May 25, 2017 to May 24, 2018 and N&M will be compensated $8,333 per month for a total annual amount of $100,000. N&M agreed to the acceptance of a convertible promissory note for the entire annual fee. (See Note 5)

On May 25, 2017, the Company entered into a Consulting Agreement with VSP Holdings, LLC (“VSP”), to provide internet application services. The term of the Agreement is from May 25, 2017 to May 24, 2018 and VSP will be compensated $8,333 per month for a total annual amount of $100,000. VSP agreed to the acceptance of a convertible promissory note for the entire annual fee. (See Note 5)

On August 8, 2017, Black Stallion Oil and Gas, Inc. (the “Company”) entered into a Licensing Agreement with Active Lab International, Inc. (“Active Lab”), for the distribution rights of the products of Active Lab, which include Citrus Defence® and Synapset®.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2017	December 31, 2016
Current Assets	$339,471	$160,441
Current Liabilities	1,584,380	618,816
Working Capital (Deficit)	$(1,244,910)	$(458,375)

Cash Flows

	September 30, 2017	September 30, 2016
Cash Flows (used in) Operating Activities	$(2,306,323)	$(697,640)
Cash Flows (provided by) Investing Activities	0	0
Cash Flows (provided by) Financing Activities	2,309,032	706,717
Net Increase in Cash During Period	$2,709	$9,077

Results for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Operating Revenues

The Company’s revenues for the three months ended September 30, 2017 and September 30, 2016 were $0 and $0, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2017, and September 30, 2016, were $132,387 and $172,849, respectively. Operating expenses consisted primarily of consulting fees. professional fees, general and administrative expenses and preparing reports and SEC filings relating to being a public company. The decrease was primarily attributable to a decrease in contractor and legal fees.

Net Loss from Operations

The Company’s net loss from operations for the three months ended September 30, 2017 and 2016 was $132,387 and $172,849, respectively. The decreased loss is due to a decrease in operating expenses.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2017 and 2016 were $(246,891) and $(96,136) respectively. Other income (expense) consists of change of fair value on derivative valuation and interest expense associated with convertible debentures. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The increase is primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and the change in the gain/loss on debt settlement between periods based on the amount of debt converted and the difference between the value of the stock issued and the debt extinguished.

Net Profit (Loss)

Net profit (loss) for the three months ended September 30, 2017 and 2016, was $(379,278) and $(268,985) respectively.

Results for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Operating Revenues

The Company’s revenues for the nine months ended September 30, 2017 and September 30, 2016 were $0 and $0, respectively.

Operating Expenses

Operating expenses for the nine months ended September 30, 2017, and September 30, 2016, were $555,280 and $365,256, respectively. Operating expenses consisted primarily of consulting fees. professional fees, general and administrative expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to an increase in consulting and legal fees.

Net Loss from Operations

The Company’s net loss from operations for the nine months ended September 30, 2017 and 2016 was $550,280 and $365,256, respectively. The increased loss is due to an increase in operating expenses.

Other Income (Expense):

Other income (expense) for the nine months ended September 30, 2017 and 2016 were $(2,107,487) and $(183,938) respectively. Other income (expense) consists of change of fair value on derivative valuation and interest expense associated with convertible debentures. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The increase is primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and the change in the gain/loss on debt settlement between periods based on the amount of debt converted and the difference between the value of the stock issued and the debt extinguished.

Net Profit (Loss)

Net profit (loss) for the nine months ended September 30, 2017 and 2016, was $(2,662,767) and $(549,194) respectively.

Liquidity and Capital Resources

As of September 30, 2017, the Company had a cash balance and asset total of $2,709 and $1,189,471 respectively, compared with $0 and $1,011,599 of cash and total assets, respectively, as of December 31, 2016. The increase in assets was due to an increase in loans from related parties and prepaid expenses.

As of September 30, 2017, the Company had total liabilities of $1,584,380 compared with $618,816 as of December 31, 2016. The increase in total liabilities was primarily attributed to the addition of promissory notes.

The overall working capital decreased from $(458,375) deficit at December 31, 2016 to $(1,244,910) at September 30, 2017.

Cash Flow from Operating Activities

During the nine months ended September 30, 2017, cash used in operating activities was $(2,306,323) compared to $(697,640) for the nine months ended September 30, 2016.

Cash Flow from Investing Activities

During the nine months ended September 30, 2017 cash used in investing activities was $0 compared to $0 for the nine months ended September 30, 2016.

Cash Flow from Financing Activities

During the nine months ended September 30, 2017, cash provided by financing activity was $2,309,032 compared to $706,717 for the nine months ended September 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our Company’s officers, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Company’s officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on May 4, 2017, the Company’s officers concluded that our disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

BLACK STALLION OIL AND GAS, INC.
(Registrant)

Dated: November 17, 2017	By:	/s/ Ira Morris
Ira Morris
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

